Form 10-K
period 2016-12-31
LIFEPOINT HEALTH, INC.
filed 2017-02-17
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) 2
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2016, was approximately  $1.7 billion.

As of February 10, 2017, the number of outstanding shares of the registrant’s Common Stock was 39,943,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Health, Inc.

i

PART I

Item 1.  Business.

Overview of Our Company

LifePoint Health, Inc. a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  Unless the context otherwise requires, LifePoint Health, Inc. and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2016, on a consolidated basis, we operated 72 hospital campuses in  22 states throughout the United States (“U.S.”), having a total of 9,424 licensed beds.  We generate revenues by providing a broad range of general and specialized healthcare services to patients through a network of hospitals and outpatient facilities.  We generated $6,364.0 million, $5,214.3 million and $4,483.1 million in revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Business Strategy

Opportunities in Existing Markets

We believe that growth opportunities remain in our existing markets.  Growth at our facilities is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether those physicians are active members of their respective medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals or utilize our outpatient service lines.

We also believe that growth at our hospitals is dependent in part on the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients.  The quality of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. We recognize that, in virtually every case, the Centers for Medicare and Medicaid Services (“CMS”) core measure scores and other quality measures ascribed to our hospitals, such as Hospital Consumer Assessment of Healthcare Providers & Systems (“HCAHPS”) scores, 30-day readmission rates, patient falls and adverse drug events, are impacted by the practice decisions of the physicians on our hospital medical staffs. As a result, we have implemented strategies to educate and partner with medical staff members to improve scores at our hospitals, especially those that are below our average or below management’s expectation. We are committed to further improving our hospitals’ quality scores through targeted strategies, including increased education and engagement campaigns, clinical decision support tools, subject matter expert facilitation and hospital-specific action plans.

Additionally, in most of our markets, a significant portion of patients who require services available at acute care hospitals leave our markets to receive such care.  We believe this presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies to attract patients. We regularly conduct operating reviews of our hospitals to identify new service lines that allow residents of our communities to receive healthcare services closer to home. When such needed service lines are determined, we focus on recruiting the physicians necessary to operate such service lines appropriately. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps to allow more community residents to receive appropriate care close to home, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physician needs for necessary equipment or trained support staff.

While responsibly managing our operating expenses, we have also made significant, targeted investments in our facilities to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our facilities more desirable to our employees and potential patients.

Opportunities in New Markets

We believe that strategic acquisitions and partnerships can supplement our efforts to achieve organic growth in our existing markets, and in recent years, newly acquired hospitals have accounted for the majority of our growth.  We continue to focus on strategic growth through acquisition and integration of well-positioned facilities in growing areas of the U.S. where valuations are attractive and we can identify opportunities for improved operating and financial performance through our management and strategic initiatives. We are also focused on developing strategic partnerships with not-for-profit healthcare providers to achieve growth in new regions. We believe that such opportunities remain strong as community hospitals continue to see the benefits of scale and the additional resources available through partnerships with large organizations such as ours. We believe that the additional regulatory burdens imposed by healthcare reform initiatives are also causing healthcare providers to pursue strategic acquisitions and partnerships.

We formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services.  We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals. Since its formation in 2011 and through December 31, 2016, we have completed the acquisition of 14 acute care hospitals and ancillary facilities through Duke LifePoint Healthcare, including, effective January 1, 2016, Frye Regional Medical Center, a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital, a 137 bed acute care hospital located in Sanford, North Carolina.

We entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Health Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in Kentucky and Southern Indiana.  Since its formation in 2012 and through December 31, 2016, we have completed the acquisition of two acute care hospitals through RHN.

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices located near our hospitals.  Effective January 1, 2017, ownership and management of 11 of our home health agencies and 6 of our hospices were transferred to IHHP.  Additional home health agencies and hospices owned by LifePoint and LHC are planned to be transitioned to IHHP during 2017 and later years, subject to regulatory approvals and customary closing conditions.

In addition to acquisitions and other growth through our joint ventures and partnerships, we continue to make other strategic acquisitions on an opportunistic basis, including the following additional facilities during the year ended December 31, 2016:

•	St. Francis Hospital, a 376 bed acute care hospital located in Columbus, Georgia, effective January 1, 2016; and
•

Providence Hospitals, comprised of Providence Hospital (Downtown), a 258 bed acute care hospital, and Providence Hospital Northeast, a 74 bed acute care hospital, each located in Columbia, South Carolina effective February 1, 2016.

Cost Management

We strive to improve our operating performance by making our revenue cycle processes more efficient, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated facilities.

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

Additionally, in connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 5.9% equity interest in this group purchasing organization at December 31, 2016.

Operations

We seek to operate our facilities in a manner that positions them to compete effectively and to further our mission of Making Communities Healthier®. The operating strategies of our facilities are determined largely by local leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to: (1) expand the breadth of services offered at our hospitals in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payors; and (5) efficiently leverage resources across all of our hospitals.

As of December 31, 2016, with the exception of Bluegrass Community Hospital (“Bluegrass”), Meyersdale Medical Center (“Meyersdale”) and Miners Medical Center (“Miners”), all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass, Meyersdale and Miners participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not owned or operated by LifePoint. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although, where permitted by law, we own a number of physician practices and employ a number of physicians, the majority of the physicians who practice at our facilities are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.

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

Sources of Revenue

Our facilities receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients (“self-pay”).

Our revenues by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2016		2015		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$2,372.4	37.3%	$1,894.9	36.3%	$1,627.6	36.3%
Medicaid	922.5	14.5	855.2	16.4	619.8	13.8
HMOs, PPOs and other private insurers	3,015.0	47.3	2,393.5	45.9	2,210.5	49.3
Self-pay	832.8	13.1	749.0	14.4	744.9	16.6
Other	130.9	2.1	121.8	2.3	98.1	2.2
Revenues before provision for
doubtful accounts	7,273.6	114.3	6,014.4	115.3	5,300.9	118.2
Provision for doubtful accounts	(909.6)	(14.3)	(800.1)	(15.3)	(817.8)	(18.2)
Revenues	$6,364.0	100.0%	$5,214.3	100.0%	$4,483.1	100.0%

Certain changes have been made to the classification of our historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on our historical results of operations.

 Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans and for patient responsibility amounts due in connection with the exclusion, deductible or co-payment features of their coverage. The amounts of exclusions, deductibles and co-payments for which our patients are responsible generally have been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  This shift partially offset trends our facilities have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments. The trend toward decreasing self-pay revenues may be impacted if the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) is repealed, replaced or modified, will be gradual and may not offset scheduled decreases in reimbursement.

Medicare

Our revenues from Medicare were approximately $2,372.4 million, or 37.3% of total revenues for the year ended December 31, 2016. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided.  Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) required reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending which began on April 1, 2013. The Bipartisan Budget Act of 2015 (“BBA”), which provides $80 billion in discretionary spending sequestration relief for federal fiscal years (“FFYs”) 2016 and 2017, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through FFY 2025 and, effective January 1, 2017, reduces Medicare payments to certain off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015. Furthermore, reductions in Medicare reimbursement could result from changes to, or the repeal of, the Affordable Care Act, or as a result of the enactment of Medicare reform, deficit reduction, or other legislation.

Medicare Inpatient Prospective Payment System

Under the Medicare program, hospitals are reimbursed for the costs of acute care inpatient stays under an inpatient prospective payment system (“IPPS”). Under the IPPS, our hospitals are paid a prospectively determined amount for each hospital discharge that is based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis related group (“MS-DRG”), which groups patients that have similar clinical conditions and that are expected to require a similar amount of hospital resources.  Each MS-DRG is, in turn, assigned a relative weight that is prospectively set and that reflects the average amount of resources, as determined on a national basis, that are needed to treat a patient with that particular diagnosis, compared to the amount of hospital resources that are needed to treat the average Medicare inpatient stay.  The IPPS payment for each discharge is based on two national base payment rates or standardized amounts, one that covers hospital operating expenses and another that covers hospital capital expenses.  The base MS-DRG payment rate for operating expenses has two components, a labor share and a non-labor share.  Although the labor share is adjusted by a wage index to reflect geographical differences in the cost of labor, the base MS-DRG payment rate does not consider the actual costs incurred by an individual hospital in providing a particular inpatient service.  In addition to IPPS reimbursement, Medicare also makes supplemental payments known as outlier payments to compensate hospitals for cases involving extraordinarily high costs.

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor each FFY, which begin on October 1 (for example, FFY 2017 began on October 1, 2016). The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.  For FFYs 2017, 2016 and 2015, the hospital market basket index increased 2.7%, 2.4% and 2.9%, respectively.  Generally, however, the percentage increase in the MS-DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals.  In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFYs 2017, 2016 and 2015 were reduced by CMS by 0.75%, 0.20% and 0.20%, respectively.  As also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide productivity.  For FFYs 2017, 2016 and 2015, the productivity adjustment equated to a 0.3%, 0.5% and 0.5% reduction in the market basket increase, respectively.

The MMA required all acute care hospitals to participate in CMS’s Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update.  Beginning in FFY 2015, hospitals that do not participate in the IQR Program receive a one-fourth reduction in their IPPS annual payment update for the applicable FFY. Our hospitals reported all quality measures required by CMS related to the IQR Program and will receive the full market basket update through FFY 2017. In addition, hospitals that are not meaningful electronic health record (“EHR”) users are also subject to an additional 75% reduction of the hospital market basket increase.

On October 1, 2007, CMS replaced the previously existing 538 diagnosis related groups with 745 MS-DRGs. The MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients.  ATRA, which was enacted on January 1, 2013, required CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system that had not otherwise been recaptured.  In FFYs 2014, 2015 and 2016, CMS applied (0.8%) adjustments as part of the recovery process required by ATRA, and it applied a (1.5%) adjustment in FFY 2017 to recover the remaining outstanding amount. CMS had previously indicated that the reductions required by ATRA would be fully restored in FFY 2018.  However, under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), those reductions will be restored in 0.5% increments over a six year period from FFY 2018 through FFY 2023, which will result in a cumulative 3.0% increase in rates, which is less than the 3.9% reduction that was imposed by CMS in FFYs 2014 through 2017. In addition, the 21st Century Cures Act (the “Cures Act”) further reduces the restoration for FFY 2018 from 0.5% to 0.4588%.

In addition to the documentation and coding adjustments required by ATRA, CMS reduced IPPS payment rates by 0.2% in FFY 2014 to offset the expected net increase in inpatient encounters resulting from the implementation of the “Two- Midnight Rule,” which is discussed in more detail below. A number of federal lawsuits have been filed challenging the Two-Midnight Rule primarily on the grounds that the implementation of the rule, as well as the payment reduction associated with the Rule, violated the Administrative Procedures Act. In the IPPS final rule for FFY 2017, CMS permanently removed the payment adjustment, and its effects for FFYs 2014 through FFY 2017, by increasing payments for FFY 2017 by approximately 0.8%.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	MS-DRG	Capital
	Payments	Payments
2016	$765.1	$58.3
2015	$631.0	$47.1
2014	$585.5	$45.9

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both Medicare Part A and Supplemental Security Income (SSI), and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. The Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.  The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65, and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period. The IPPS final rule for FFY 2017 established the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2017 at approximately $6.0 billion, down from $6.4 billion in FFY 2016.  Medicare DSH payments received in the aggregate by our hospitals for 2016, 2015 and 2014 were approximately $66.2 million, $66.4 million and $73.5 million, respectively.

“Two-Midnight Rule”

In the Medicare program’s IPPS final rule for FFY 2014, CMS issued the Two-Midnight Rule, which revised CMS’s longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. The Rule originally provided, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated that it would not permit recovery auditor contractors (“RACs”) and other Medicare review contractors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occurred on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors (“MACs”) to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that spanned less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria.

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law.  Among other things, PAMA prohibited CMS from allowing RACs to conduct inpatient hospital patient status reviews on claims with dates of admission through March 31, 2015, but it permitted CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that spanned less than two midnights in order to determine hospital compliance with the new inpatient admission and medical review criteria.  MACRA extended the prohibition on RAC inpatient hospital patient status reviews on claims with dates of admission through September 30, 2015.

On July 8, 2015, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2016, CMS, announced changes in how it would educate providers about and enforce the Two-Midnight Rule. In the proposed rule, CMS stated that effective as of October 1, 2015, Beneficiary and Family Centered Care Quality Improvement Organization contractors (“BFCC-QIOs”) would assume responsibility for conducting initial patient status reviews of providers to determine the appropriateness of Medicare Part A payment for short stay inpatient hospital claims.  Under the new strategy, RAC reviews of short inpatient stays would be limited to hospitals that have been referred to the RAC by a BFCC-QIO as exhibiting consistent non-compliance with Medicare payment policies, including high denial rates and consistently failing to adhere to the Two-Midnight Rule or failing to improve their performance after BFCC-QIO educational intervention. On August 12, 2015, CMS announced that it was extending a partial enforcement delay of the Two-Midnight Rule and that it would not approve RACs to conduct patient status reviews for dates of admission of October 1, 2015 through December 31, 2015.

On October 30, 2015, as part of the OPPS final rule for CY 2016, CMS released modifications to the Two-Midnight Rule.  Under the final rule, for stays that are expected to last less than two midnights, an inpatient admission may be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician if the documentation in the medical record supports the admitting physician’s determination that an inpatient admission was necessary. The admitting physician’s determination would be subject to medical review, and CMS indicated that despite the modification, its expectation would continue to be that inpatient stays under 24 hours would rarely qualify for an exception to the two-midnight benchmark. The final rule did not change the standard for stays that are expected to be two midnights or longer, and, as a result, those stays would still generally be considered appropriate for Medicare Part A payment.  In the final rule, CMS also announced that BFCC-QIOs and RACs would conduct patient status reviews in accordance with the policy changes set forth in the OPPS final rule for CY 2016 beginning on January 1, 2016, and that any reviews conducted by BFCC-QIOs from October 1, 2015 through December 31, 2015, would be conducted based on the Medicare payment rules in effect during that period of time.

On May 4, 2016, CMS temporarily suspended performance by the BFCC-QIOs of initial patient status reviews to determine the appropriateness of Part A payments for short stay inpatient hospital claims. CMS implemented the temporary suspension after becoming aware of inconsistencies in the BFCC-QIOs’ application of the Two-Midnight Rule. CMS lifted the temporary suspension effective as of September 12, 2016 after the BFCC-QIOs had completed retraining on the Two-Midnight Rule, re-reviewed all claims that they had denied in connection with the Two-Midnight Rule medical review process since October 2015, and performed any provider outreach and education that was required.  We cannot predict whether CMS will make any additional changes or modifications to the Two-Midnight Rule or its Two-Midnight Rule enforcement policies or the impact that the review of inpatient admissions of one midnight or less by BFCC-QIOs, RACs or other Medicare review contractors will have on our business and results of operations. We also cannot predict whether the pending federal court challenges to the Two-Midnight Rule will be successful. In addition, legislation has previously been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. We cannot predict whether the legislation that has been introduced in Congress, or any other similar legislation, will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for CYs 2017, 2016 and 2015 were $75.001, $73.725 and $74.144, respectively, after the inclusion of the reductions (1.05% for CY 2017 and 0.7% for both CYs 2016 and 2015), that were required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% in their annual payment update under the OPPS.  Our hospitals reported all quality measures required by CMS for HOPQDRP and will receive the full market basket update through CY 2017.

Effective as of January 1, 2017, Section 603 of the BBA limits OPPS reimbursement for items and services that are furnished by certain off-campus outpatient provider-based departments (“off-campus PBDs”) of hospitals.  CMS included several provisions implementing Section 603 in the OPPS final rule for CY 2017.  Under the final rule, CMS will continue to make OPPS payments to off-campus PBDs that were billing Medicare as hospital departments under the OPPS prior to November 2, 2015 (“grandfathered PBDs”).  However, grandfathered PBDs will generally not be able to relocate, and CMS has indicated that it intends to monitor service line growth at grandfathered PBDs and that it may adopt limitations on the expansion of such service lines in the future.  In addition to grandfathered PBDs, CMS will also continue to reimburse all items and services that are furnished in a “dedicated emergency department” of a hospital, as such term is defined for the purposes of the Emergency Medical Treatment and Active Labor Act, regardless of whether the items and services are emergency items and services, and all items and services that are furnished in off-campus PBDs that are located within 250 yards of a remote location of a hospital, which is a facility that is either created or acquired by a hospital for the purpose of furnishing inpatient hospital services under the name, ownership, and financial and administrative control of the hospital, under the IPPS.  Under the final rule, in CY 2017, all items and services not provided at a grandfathered or otherwise excepted off-campus PBD will generally be paid by CMS under new Medicare physician fee schedule (“PFS”) rates that are approximately 50% of the applicable OPPS rate.  CMS has indicated that it will likely use the same payment methodology for CY 2018 for items and services furnished in non-grandfathered or non-excepted off-campus PBDs in order to allow for the operational changes necessary to design and implement a long-term payment approach for non-excepted off-campus PBDs under the Medicare PFS System.

The Cures Act does provide some relief to hospitals that were in the process of constructing new off-campus PBDs when Section 603 of the BBA was enacted.  Under the Cures Act, an off-campus PBD that was in “mid-build” when Section 603 of the BBA was enacted will be eligible for full OPPS reimbursement beginning in CY 2018 if (i) the hospital had a binding written agreement with an outside unrelated party for the construction of the new off-campus PBD before November 2, 2015 (the “mid-build requirement”), (ii) the hospital submitted a CMS-855A application to include the new off-campus PBDs on the hospital’s Medicare enrollment record, (iii) the hospital submits a provider-based attestation for the off-campus PBD prior to February 13, 2017 and (iv) the chief executive officer or the chief operating officer of the hospital certifies to CMS in writing that the off-campus PBD satisfies the mid-build requirement.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare
APC Payments
2016	$544.2
2015	$427.7
2014	$387.4

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $29.8 million, $25.9 million and $18.1 million for 2016, 2015 and 2014, respectively.

Physician Services

Physician services are reimbursed under the PFS, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount has historically been multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The SGR has generally resulted in significant reductions to payments made under the PFS, and, since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, MACRA was enacted into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of CY 2015. PFS payment rates were increased by an additional 0.5% for CYs 2016 and 2017 and will be increased by 0.5% a year for CYs 2018 and 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $922.5 million, or 14.5% of total revenues for the year ended December 31, 2016. Included in these payments are DSH and other supplemental payments received under various state Medicaid programs.  For 2016, 2015 and 2014, our revenues attributable to DSH and other supplemental payments were approximately $236.7 million, $205.4 million and $155.7 million, respectively.  The increase in revenues from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Amounts received under the Medicaid programs are often significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a prospective payment system, fee schedule, cost reimbursement programs, or some combination of these three methods.

Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs.  Additionally, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

Annual Cost Reports

Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare and Medicaid recipients.

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

The original recovery audit contracts expired in February 2014, and CMS did not award the next round of Medicare fee-for-service recovery audit contracts until October 2016.  In connection with the procurement of the new recovery audit contracts, CMS made a number of enhancements to the RAC program, including the establishment of a RAC program Provider Relations Coordinator, requiring RACs to maintain an overturn rate of less than 10% at the first level of appeal, requiring RACs to maintain an accuracy rate of at least 95%, and establishing additional documentation request limits based on a provider’s compliance with Medicare rules, that are intended to address provider and other stakeholder concerns.

Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program.  While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits.  We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject.  During the years ended December 31, 2016 and 2015, RAC audits resulted in additional revenue of approximately $0.6 million and a reduction to revenue of approximately $4.9 million, respectively. During the year ended December 31, 2014, as a result of both our participation in a CMS administrative agreement settlement process and our success in appealing adverse RAC determinations, we recognized additional revenue of approximately $9.1 million.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our facilities are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Also included in this category are the patient responsibility portions for co-payment and deductible obligations under these programs. Our revenues from HMOs, PPOs and other private insurers were approximately $3,015.0 million, or 47.3% of total revenues for the year ended December 31, 2016.  Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  We expect this trend to continue in the coming years.

Self-pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $832.8 million, or 13.1% of total revenues for the year ended December 31, 2016. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care.  We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment that is more costly to provide and, therefore, results in higher billings.  Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay	Charity Care	Combined
	Revenues	Write-Offs	Total
2016	$832.8	$129.1	$961.9
2015	$749.0	$89.3	$838.3
2014	$744.9	$80.9	$825.8

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  Our provision for doubtful accounts had the effect of reducing total revenues by approximately $909.6 million, or 14.3% of total revenues for the year ended December 31, 2016. Prior to 2014, our provision for doubtful accounts as a percentage of revenue increased steadily year over year as a result of increases in our self-pay revenues.  Beginning in 2014, our self-pay revenues began to decrease as discussed above.  As a result, for the year ended December 31, 2016, our provision for doubtful accounts as a percentage of revenue also decreased.

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

Health Care Reform

The Affordable Care Act, which became federal law in 2010, dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.  The Affordable Care Act also includes certain reductions in Medicare spending, such as negative adjustments to the hospital inpatient and outpatient prospective payment system market basket updates, the revision of annual inflation updates and other cost-containment measures, including planned payment reductions.  Since 2010, we have expended substantial cost and effort to plan and prepare for and comply with the Affordable Care Act, which has been implemented on a rolling basis with further implementation scheduled over the next several years.

On January 20, 2017, newly-inaugurated President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer.  In addition, bills have been introduced in Congress that would repeal the Affordable Care Act and would replace it with varying health coverage plans, including plans that would allow insurers to sell health insurance across state lines, allow the use of health savings accounts (“HSAs”) without a high-deductible plan, or give states the option to either keep the coverage framework created by the Affordable Care Act (e.g., expanded Medicaid, individual subsidies, and insurance exchanges) or utilize the increased federal funding that was intended to be provided by the federal government under the Affordable Care Act to create HSAs for low-income individuals and allow such individuals to use their HSAs to purchase health insurance. We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the regulations adopted or to be adopted to implement the law.  In addition, if the Affordable Care Act is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

Even if the current administration is not successful in efforts to repeal and replace the Affordable Care Act, there have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  Furthermore, the U.S. House of Representatives filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”).  In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose.  The District Court’s ruling is being appealed, but if the lawsuit is successful, it could result in insurance premium increases for individuals purchasing their insurance coverage through, or lead to a decrease in the number of insurers offering insurance coverage on, the Exchanges. We cannot predict how the results of the 2016 federal elections will impact the appeal of the lawsuit that has been filed by the U.S. House of Representatives or how the federal government responds to other litigation involving the Affordable Care Act.

The net effect of the Affordable Care Act, as currently adopted, on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the gradual implementation of the numerous programs designed to improve access and quality.  Additional variables related to the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.  As a result, we are unable to predict the effect on our business, financial condition or results of operations, the availability of adequate insurance coverage for patients seeking health care at our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions potentially impacted by the possible repeal, replacement or modification of the Affordable Care Act.

Unless specifically stated otherwise, our summary of provisions of the Affordable Care Act throughout the remainder of this section and elsewhere in this report are based on the law as currently in effect.

Expanded Coverage

Based on original Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act was expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms.  However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional and indicated that three million fewer individuals would have coverage as a result of the decision.  For 2016, the CBO has estimated that 12 million people had coverage through the health insurance marketplaces, 1 million people had coverage from state basic health programs and 13 million people had coverage through Medicaid and the Children’s Health Insurance Program (“CHIP”) due to the Affordable Care Act.  Beginning in 2014 and continuing through 2016, primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement. Additionally, we cannot predict the impact of any modifications to the Affordable Care Act that may be adopted.

Medicaid Expansion

The primary public program coverage expansion has occurred through changes in Medicaid, and to a lesser extent, expansion of CHIP. The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Affordable Care Act materially changed the requirements for Medicaid eligibility. As originally enacted, commencing January 1, 2014, the Affordable Care Act essentially required all state Medicaid programs to provide Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”).  In addition, the Affordable Care Act also required states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility would effectively be extended to those with incomes up to 138% of the FPL. To offset the cost of the Medicaid program’s expansion, the Affordable Care Act authorized the federal government to provide states with “matching funds” (referred to as “Enhanced FMAP”) to cover the costs of covering the newly eligible individuals. Beginning in 2014, states began receiving an Enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The Enhanced FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% in 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.  The CBO has estimated that the new eligibility requirements expanded Medicaid and CHIP coverage by an estimated 12 million individuals in 2016, with a disproportionately large percentage of the new Medicaid coverage likely to be in states that currently have relatively low income eligibility requirements.

In 2012, the U.S. Supreme Court held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  As a result, the expansion of the Medicaid program to all individuals under 65 years old with incomes at or under 133% of FPL is optional.  CMS has stated that there is no deadline for states to determine whether they will expand their Medicaid programs and has indicated that if a state does decide to expand its Medicaid program, it may also decide to drop the expanded coverage at a later date.  While the U.S. Supreme Court’s decision has resulted in fewer individuals being covered by the Medicaid and CHIP programs, it is unclear how many states will ultimately elect to implement the Medicaid expansion particularly in light of the possible repeal and replacement of the Affordable Care Act.  At December 31, 2016, only ten of the states in which we operate have decided to implement expansions to their Medicaid programs.  Accordingly, some low-income persons in states that have not expanded Medicaid may not have insurance coverage as intended by the Affordable Care Act.  Therefore, we are unable to predict the future impact of the Medicaid expansion on our business model, financial condition or result of operations.

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

In addition, since 2014, the Affordable Care Act has allowed Medicaid participating hospitals to make presumptive determinations of Medicaid eligibility for certain categories of individuals, such as pregnant women, infants, children, and parents and other caretaker relatives and their spouses. If an individual is found to be presumptively eligible for Medicaid benefits, the hospital will get paid for the services it provides during the temporary presumptive eligibility period, just as though the patient were already enrolled in the Medicaid program. However, states have significant flexibility in developing their state-specific presumptive eligibility rules and can establish standards that hospitals must meet in order to make presumptive eligibility determinations. For example, a state may impose standards related to the accuracy of a hospital’s presumptive eligibility determinations, require hospitals to tell individuals how to apply for and obtain a full Medicaid application, establish policies that require hospitals to assist individuals in completing a Medicaid application, and develop proficiency standards, trainings, and audits with which hospitals must comply.  If a presumptive eligibility determination is made in accordance with the applicable federal and state presumptive eligibility requirements, a state will not be permitted to recoup money from the hospital for the services that were rendered during the presumptive eligibility period. A state may, however, disqualify a hospital from making future presumptive eligibility determinations if the hospital does not meet the state’s established performance standards.

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

Larger employers will continue to be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2016, all employers subject to the requirement are required to offer health insurance coverage to 95% of their full-time employees and their dependents in order to avoid penalties. The employer penalties range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. For individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. To facilitate the purchase of health insurance by individuals and small employers, each state was required to establish an Exchange by January 1, 2014. Based on CBO estimates, approximately 12 million individuals obtained their health insurance coverage through an Exchange for 2016. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to a statutory maximum. The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

Payments for Hospitals

Under the Medicare program, hospitals receive reimbursement for general, acute care hospital inpatient services under the IPPS. CMS establishes fixed IPPS payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each FFY using the hospital market basket index, which takes into account inflation experienced by hospitals and other entities outside the healthcare industry in purchasing goods and services.

The Affordable Care Act provides for a number of types of annual reductions in the market basket. One is a general reduction of a specified percentage each FFY extending through 2019 as follows: FFY 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

Another type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. The market basket updates for FFYs 2017, 2016 and 2015 were reduced by 0.3%, 0.5% and 0.5%, respectively, as a result of this productivity adjustment.

Additional types of reductions include reductions in connection with Medicare’s value-based purchasing program, Hospital-Acquired Condition (“HAC”) Reduction Program and Hospital Readmission Reduction Program, all of which are discussed in more detail below.

In addition to those reductions, there may be other upward or downward adjustments that CMS makes to the annual market basket update in any year, making it impracticable to predict in advance the overall impact on MS-DRG rates.

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act established or expanded provisions to promote value-based purchasing and to link payments to quality and efficiency. Among other things, it requires HHS to implement a value-based purchasing program for inpatient hospital services. This program rewards hospitals based either on how well the hospitals perform on certain quality measures or how much the hospitals’ performance improves on certain quality measures from their performance during a baseline period. As part of the program, the Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1.0% in FFY 2013 and increasing by 0.25% for each fiscal year up to 2.0% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet and exceed certain quality performance standards established by HHS. Under the program, each hospital’s performance is evaluated during a specified performance period, and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments. Hospitals that receive higher total performance scores receive higher incentive payments than those that receive lower total performance scores. Because the Affordable Care Act provides that the funds pooled and otherwise set aside for the value-based purchasing program will be fully distributed, hospitals with high scores may receive greater reimbursement under the value-based purchasing program than they would have otherwise, and hospitals with low scores may receive reduced Medicare inpatient hospital payments.

In addition, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. With respect to Medicare, hospitals that fall into the top 25.0% of national risk-adjusted HAC rates for all hospitals in the previous year receive a 1.0% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

Inpatient payments are reduced pursuant to the Affordable Care Act if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.  The basic maximum payment reduction amount is 3.0%.  The Cures Act does, however, allow for an adjustment factor that would reduce the penalties imposed on hospitals, based on the portion of beneficiaries the hospitals serve that are eligible for both Medicare and Medicaid, beginning in FFY 2019.

Outpatient Market Basket and Productivity Adjustment

Hospital outpatient services paid under OPPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Affordable Care Act summarized above as the general reduction for the IPPS — e.g., 0.75% in CY 2017 — are the same for the OPPS.

Medicare and Medicaid Disproportionate Share Hospital Payments

The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Affordable Care Act, beginning in FFY 2014, Medicare DSH payments were reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. CMS estimates that Medicare DSH payments and additional payments for uncompensated care made to hospitals in FFY 2017 will be reduced overall by approximately 0.4% as compared to the Medicare DSH payments and uncompensated care payments distributed to hospitals in FFY 2016.

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

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The Medicare Shared Savings Program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. As of January 2017, approximately 562 ACOs had been established to participate in the Medicare Shared Savings Program, the Next Generation ACO Model and the comprehensive End-Stage Renal Disease Care Model and additional ACOs are being established by private payors.

Bundled Payment Pilot Programs

The Affordable Care Act created the Center for Medicare & Medicaid Innovation (the “Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Innovation Center is a voluntary bundled payment initiative involving over 400 participants that links payments to participating providers for services provided during an episode of care. As required by the Affordable Care Act, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Affordable Care Act also provides for a bundled payment demonstration project for Medicaid services.

In November 2015, CMS published a final rule that created a new payment model, called the Comprehensive Care for Joint Replacement Model (“CJR Model”), that will test, for a five year period, whether bundled payments to acute care hospitals for episodes of care for lower-extremity joint (hip or knee) replacement reduce Medicare expenditures while preserving or enhancing the quality of care for Medicare beneficiaries.  Under the CJR Model, the hospital in which the lower extremity replacement or other procedure takes place will be accountable for the costs and quality of related care from the time of the surgery through 90 days after hospital discharge, which will be considered to be the “episode” of care.  Depending on the hospital’s quality and cost performance during the episode, the hospital will either receive an additional payment from Medicare or will be required to repay Medicare for a portion of the episode spending.  The CJR Model will be implemented in 67 metropolitan statistical areas (“MSAs”), including some MSAs in which our facilities are located, and most hospitals in those MSAs will be required to participate.

On December 20, 2016, CMS released a final rule that, among other things, would expand the existing CJR Model to certain hip surgeries and would create a new bundled payment model for cardiac care. The bundle payment model for cardiac care would apply to patients who are admitted for a heart attack or bypass surgery and would be similar to the CJR Model. CMS will implement the heart attack and bypass surgery bundled payment models in 98 MSAs that were randomly selected, which includes some MSAs where the Company has facilities.  In addition, the rule also establishes a cardiac rehabilitation incentive payment program that will be implemented in 90 MSAs and will test the impact of providing incentive payments to hospitals based on Medicare beneficiary utilization of cardiac rehabilitation and intensive cardiac rehabilitation services in the 90 day period following the beneficiary’s discharge from the hospital for a heart attack or bypass surgery. On February 15, 2017, CMS announced that the effective date of the final rule would be postponed until March 21, 2017.  We cannot predict whether there will be any further delays in the implementation of the rule or whether the rule will be implemented in its current form.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand.  As of December 31, 2016, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

Impact of the Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities who have either private or public program coverage.  Although the Affordable Care Act has had a positive impact on our revenue as it has been implemented over time, it is difficult to predict with great precision the timing or size of any potential revenue gains to us as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	the possibility that the Affordable Care Act will be significantly modified, repealed and/or replaced;
•

even if the Affordable Care Act is not repealed, replaced or materially modified, the level of disruption that may be caused by continuing legal challenges and other efforts to delay, block or eliminate specific provisions of the Affordable Care Act, including the outcome of litigation relating to the use of federal funds for cost sharing reductions provided to certain individuals who purchase insurance through the Exchanges;

•	how many previously uninsured individuals will ultimately obtain coverage as a result of the Affordable Care Act;
•	what percentage of the future newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•

the number of states that ultimately elect to expand their Medicaid programs, when that expansion occurs, and whether any states that have expanded their Medicaid programs will scale back such expansion as the Enhanced FMAP is reduced;

•	the extent to which states will enroll any new Medicaid participants in managed care programs;
•	the rates charged by private payors for insurance purchased on the Exchanges;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•

the future rates paid to hospitals by private payers for newly covered individuals under different plans, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	increasing self-pay as a result of individuals in the Exchanges who select high deductible plans, and risks presented by their ability to pay such deductibles;
•

whether or not private insurers will participate in the Exchanges, and whether such participation is through the use of narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier; and

•

whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

Additionally, since 51.8% of our revenues in 2016 were from Medicare and Medicaid, collectively, the reductions in Medicare and Medicaid reimbursement and in the growth of spending by the Medicare and Medicaid programs that are contemplated by the Affordable Care Act will significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict with great precision the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are fully implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute;
•

whether efforts to reform Medicaid funding into block grants or per capita caps will be successful, and, if implemented, the impact such changes may have on the Medicaid programs of states in which we operate;

•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket in future years;
•	the amount of the Medicare DSH reductions that are made;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2018;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the future effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally, it is unclear how many states will ultimately implement the Medicaid expansion, whether the Medicaid program will be reformed, or whether the Affordable Care Act will be repealed, replaced or modified.  Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the future impact of the Affordable Care Act on our business model, financial condition or result of operations.

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

Competition for Professionals

Our facilities must also compete for professional talent. A significant factor in our future success will be the ability of our facilities to attract and retain physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. We seek to attract physicians by striving to employ excellent nurses, equipping our facilities with technologically advanced equipment and an attractive, up-to-date physical plant, properly maintaining the equipment and physical plant, and otherwise creating an environment within which physicians choose to practice. While physicians may terminate their association with our facilities at any time, we believe that by striving to maintain and improve the quality of care at our facilities and by maintaining ethical and professional standards, our facilities will be better positioned to attract and retain qualified physicians with a variety of specialties.

We also recruit physicians to the communities in which our facilities are located. The types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal physician self-referral law (Stark law), the Anti-kickback Statute, state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2016 than at the end of 2015. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue.

We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our facilities, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.

Employees

At December 31, 2016, we had approximately 47,000 employees.  The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our facilities.  We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans.  Approximately 1,100 of our employees are subject to collective bargaining agreements.  We consider our employee relations to be generally good.  Some of our facilities experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulations at the federal, state and local levels. Under these laws and regulations, facilities must meet requirements for licensure and to qualify to participate in government healthcare programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, and our facilities may lose their licenses and ability to participate in Medicare and Medicaid. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our facilities remain licensed and qualified to participate in these programs. We believe that our facilities are in substantial compliance with current federal, state and local regulations and standards.

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2016, with the exception of Bluegrass, Meyersdale and Miners, all of our hospitals were accredited by the Joint Commission.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

Fraud and Abuse Laws

Participation in Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing the facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated, and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in Medicare and/or Medicaid programs if it, among other things:

•	submits claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;
•	pays money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state healthcare program; or
•	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

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

We have a variety of financial relationships with physicians who refer patients to our facilities, including employment contracts, independent contractor agreements, professional service agreements, leases and joint ventures. Physicians may also own shares of our common stock. We provide financial incentives to recruit physicians to relocate to communities served by our facilities. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-kickback Statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-kickback Statute. We intend for all our business arrangements to be in full compliance with the Anti-kickback Statute and seek to structure each of our arrangements with physicians to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-kickback Statute or other applicable laws. If we violate the Anti-kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

The Stark law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. These types of referrals are commonly known as “self referrals”.  A violation of the Stark law may result in (i) a denial of payment and require refunds to patients and the Medicare program for all claims that were unlawfully submitted during the entire period that the violation existed, (ii) civil monetary penalties of up to $23,863 for each violation, $159,089 for circumvention schemes, and up to $10,000 for each day that an entity fails to report required information to HHS, and (iii) exclusion from participation in the Medicare and Medicaid programs and other federal programs.  In addition, violations of the Stark law could also result in penalties under the federal False Claims Act. In accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the “2015 Act”), the civil monetary penalties assessed after August 1, 2016 for violations of the Stark law occurring after November 2, 2015, are subject to an  initial “catch-up” adjustment in 2016 and annual adjustments for inflation thereafter. There are ownership and compensation arrangement exceptions to the self-referral prohibition.  There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements, and there is a “whole hospital exception,” which allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital.  The Affordable Care Act significantly modified the requirements of the whole hospital exception and placed a number of restrictions on the ownership structure, operations, and expansion of physician owned hospitals.  One of our facilities is subject to those requirements.  We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. In recent years, CMS has issued a number of proposed and final rules modifying the Stark law exceptions. While some changes have been implemented, others remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future and those changes may require us to modify our activities.

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

Federal False Claims Act

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government and failing to refund identified overpayments received from the government.  The federal False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act.  The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government.  These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years.  When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.  If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $10,781  to $21,563  for each separate false claim.  In accordance with the requirements of the 2015 Act, the civil monetary penalties assessed after January 15 each year, for violations of the False Claims Act are subject to annual adjustments for inflation. The government and whistleblowers have used  the federal False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

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

In addition to the changes mentioned above, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.  On February 11, 2016, CMS published a final rule that provides clarification around the meaning of overpayment identification and generally establishes a six year lookback period for Medicare Part A and Part B providers and suppliers. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments, and accurately prepare cost reports.  In light of the provisions of FERA and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of healthcare providers have self-reported potential violations of law, including technical violations of certain fraud and abuse laws, and refunded overpayments to avoid incurring fines and penalties.  It is likely such refunds and voluntary disclosures will continue in the future, and we will make such refunds and disclosures in accordance with the law.  Finally, the 2015 Act requires each agency, including HHS and the Department of Justice (“DOJ”), to make “catch-up” inflation adjustments to civil monetary penalty amounts, including those that may be assessed under the Stark law and False Claims Act, by August 1, 2016, subject to a maximum increase of 150%, and thereafter to make annual inflation adjustments based on updates to the Consumer Price Index or a lesser amount if the agency involved determines that increasing the civil monetary penalty amount by the Consumer Price Index would have a negative economic impact or the costs of the increase outweigh the benefits.

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

Administrative Simplification Provisions and Privacy and Security Requirements

We are subject to the administrative simplification provisions of HIPAA which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. Additionally, we are subject to the privacy, security and breach notification regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which are designed to protect the confidentiality, availability and integrity of protected health information and establish an array of patient rights with respect to such information. The HIPAA privacy, security and breach notification regulations apply to covered entities, which include health plans, health care clearinghouses, and health care providers that conduct certain standard transactions (such as billing insurance) electronically. In addition, certain provisions of the privacy, security and breach notification regulations apply to business associates, which are entities that perform certain functions or activities on behalf of covered entities that require access to or the use or disclosure of protected health information. In certain circumstances, a covered entity may be held liable for the actions of its business associate if HHS determines an agency relationship exists between the covered entity and the business associate under federal agency law.

The HIPAA privacy regulations, which apply to individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us; require that we adopt policies and procedures to comply with HIPAA; require that we routinely train our workforce members on our HIPAA policies; require that we provide patients with a copy of our notice of privacy practices; require our compliance with rules governing the use and disclosure of protected health information; and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information. The HIPAA security regulations require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health information and to perform ongoing assessments of the potential risks and vulnerabilities to the confidentiality, integrity and availability of such information. In addition, the HIPAA breach notification regulations require that we report breaches of unsecured (unencrypted) protected health information to affected individuals without unreasonable delay, but in no case later than 60 calendar days of discovery of the breach. Notification must also be made to HHS and, in certain cases involving large breaches, to the local media. HHS is required to report on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures are presumed to be breaches unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised. We implement a comprehensive set of HIPAA policies and procedures, which we believe materially complies with the privacy, security and breach notification requirements of HIPAA.

Violations of the HIPAA regulations may result in criminal penalties and a range of civil penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million for violations of the same requirement in a calendar year. The civil monetary penalties are subject to the initial “catch-up” and annual inflation adjustments required by the 2015 Act. In addition, state attorneys general are authorized to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to HIPAA violations that affect their state residents. HHS has the discretion in many cases to resolve HIPAA violations through informal means without the imposition of penalties. However, the HIPAA privacy, security and breach notification regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. We expect increased enforcement of the HIPAA regulations. In fact, HHS began phase II of its HIPAA audit program in early 2016, which consists of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and is intended to focus on compliance with the HIPAA privacy, security and breach notification rules.   Onsite audits are expected to begin in early 2017.  HHS officials have indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our facilities will be selected for any future audit or the results of any such audit.

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

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of the new equipment or services and allow competing healthcare providers to challenge the need for the facility, service or equipment. We operate facilities in certain states that have adopted certificate of need laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. Some states in which we operate do not have certificate of need requirements.  Additionally, from time to time, states with existing requirements may repeal or limit the scope of their certificate of need programs.  Our facilities in states that do not have (or limit the scope of) certificate of need programs could be subject to increased competition from other providers who may choose to enter the market.

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

Risk Management and Insurance

Given the nature of our operating environment, we are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention (“SIR”) and deductible levels.  Our SIR for professional liability claims is $5.0 million per claim at December 31, 2016 with a $5.0 million inner aggregate. Additionally, our deductible for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.  Our SIR and deductible levels are evaluated annually as a part of our insurance program’s renewal process.

We also maintain directors’ and officers’, property, some professional liability and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have one location that is considered to have a high exposure to named-storm risk. It carries a deductible of 5% of its property value.

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of LifePoint, issues malpractice insurance policies primarily to our employed physicians in addition to providing workers’ compensation deductible coverage.

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

We cannot predict the effect that further healthcare reform, the possible repeal and replacement of the Affordable Care Act, and other changes in government programs may have on our business, financial condition or results of operations.

The Affordable Care Act dramatically altered the U.S. healthcare system.  Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act.  In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law.  Furthermore, on January 20, 2017, newly-inaugurated President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer.

We have expended substantial cost and effort to plan and prepare for and comply with the Affordable Care Act, which has been implemented on a rolling basis since 2010 with further implementation scheduled over the next several years.  We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the regulations adopted or to be adopted to implement the law.  In addition, if the Affordable Care Act is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the gradual implementation of the numerous programs designed to improve access and quality.  Additional variables of the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.  As a result, we are unable to predict the effect on our business, financial condition or results of operations, the availability of adequate insurance coverage for patients seeking health care at our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions potentially impacted by the possible repeal, replacement or modification of the Affordable Care Act.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments.

In 2016, we derived 51.8% of our revenues from the Medicare and Medicaid programs, collectively. Numerous factors could materially decrease, or delay timing of, Medicare and Medicaid payments to our facilities.  These factors include statutory and regulatory payment reduction or other changes, administrative rulings and determinations concerning patient and provider eligibility, the method of calculating reimbursements and requirements for utilization review.  Furthermore, the Affordable Care Act, as amended by the Pathway Act and PAMA, the Tax Relief Act and the ATRA provide for material scheduled reductions in the growth of Medicare and Medicaid program spending, including reductions in market basket updates and DSH funding.

Medicaid programs, which are funded and administered by state governments with federal matching funds, provide healthcare benefits to qualifying individuals who are unable to afford care. A number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.

Additionally, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

We expect that efforts to impose greater discounts and more stringent cost controls by government payors will continue, thereby reducing the payments we receive for our services.  As reimbursement from payors is reduced, or if the scope of services covered by payors is limited, there could be a material adverse effect on our revenues and results of operations.

Consolidation among commercial insurance companies and shifts to insurance plans with narrow networks, high deductibles or high co-payments could adversely affect our revenues and results of operations.

The healthcare industry has experienced a trend of consolidation among commercial insurance companies, resulting in fewer but larger insurance companies that have significant bargaining power, given their market share.  Payments from from HMOs, PPOs, insurance companies, employers and other private payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers.  As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided.  This includes moving away from a percent of charge payment structure to a fixed payment, which typically reduces our reimbursement rate and limits our ability to raise prices going forward.

Additionally, commercial insurance plans and plans provided through the Exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices and impose increased financial liability on beneficiaries who use certain tiers of providers.   These payors may also restrict or exclude our facilities and employed physicians from participation in their networks.  The increased utilization of narrow and tiered networks has increased the bargaining power of commercial insurance companies and the potential adverse impact of ceasing to be a contracted provider with any such insurer.

There are also an increasing number of patients enrolling in insurance plans with high deductibles or high co-payments, including those purchased on the Exchanges, which increase the amount due from the patient and may result in reimbursement for a lower portion of the total payment amount relative to traditional employer-sponsored health insurance plans for the healthcare services provided by our facilities and employed physicians.  Patients enrolled in higher deductible and co-payment plans tend to defer elective and non-emergency procedures or default on their portion of the payment.  We may be adversely affected by the growth in patient responsibility accounts because of plan structures, including HSAs, which shift greater responsibility for care to individuals through greater exclusions and higher co-deductible and co-payment amounts.  If we experience shifts in our patient volumes to these types of plan structures, our revenue and results of operations may be adversely affected.

We may encounter difficulty operating, integrating and improving financial performance at acquired facilities. If we acquire facilities with unknown or contingent liabilities, we could become liable for material obligations.

We may be unable to timely and effectively integrate facilities that we acquire with our ongoing operations and to achieve the anticipated financial results and synergies from such acquisitions, individually or in the aggregate. Many of the facilities we have acquired had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them.  Additionally, we typically retain and rely on existing local management teams at newly acquired facilities to implement changes to operating procedures and systems.  Integrating local management teams can involve cultural and systems challenges that may demand a disproportionate share of our resources and senior management’s attention.  In the past, we have occasionally experienced delays in improving the operating margins or effectively integrating the operations of our acquired facilities and we may experience such delays in implementing operating procedures and systems in newly or future acquired facilities. Integrating an acquired facility could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel.  As a result of such business disruption, we may experience turnover of physicians and other key personnel.  Furthermore, we may experience delays in reimbursement from governmental and third-party payors as a result of the change of ownership of our acquired facilities.

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

Businesses we have acquired, or businesses we acquire in the future, may have known and unknown or contingent liabilities for past activities, including liabilities for failure to comply with laws and regulations, retroactive payment adjustments or recoupments from payor audits, medical and general professional malpractice liabilities, unfunded pension liabilities, worker’s compensation or other employee-related liabilities, previous tax liabilities and unacceptable business or accounting practices. Although we endeavor to obtain contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses. In addition, the actions we take to resolve compliance or regulatory issues within acquired facilities may affect our revenue or results of operations.

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

Additionally, some states that provide MSPs are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in MSPs being reduced or eliminated.  We cannot predict whether MSP programs will continue (and, if continued, whether we will qualify for such programs) or guarantee that revenues recognized from these programs will not decrease.  Furthermore, we cannot predict how these programs will be impacted by the 2016 federal and state elections or potential fundamental changes to the Medicaid program.

We conduct a significant portion of our operations through joint ventures, which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct much of our business through joint ventures.  As a general matter, our joint venture partners could have investment and operational goals that are not consistent with our company-wide objectives, including the timing, terms and strategies for future growth and development opportunities, and we could reach an impasse on certain decisions, which may hinder our ability to pursue preferred strategies for growth and development, could require significant resource to resolve and could have an adverse effect on our operations and revenue growth.  In addition, our joint venture relationships with not-for-profit partners and the agreements that govern these relationships are structured based on current provisions of the Internal Revenue Code (and the Treasury Regulations thereunder), published rulings by the Internal Revenue Service, as well as case law relevant to joint ventures between for-profit and not-for-profit entities.  Material changes in these legal authorities could adversely affect our relationships with not-for-profit partners and related joint venture arrangements.

By far the largest of our joint ventures is Duke LifePoint Healthcare, which is owned by the Company and a wholly-controlled affiliate of Duke, and which currently operates 14 hospital campuses in four states.  In recent years, many of our large acquisitions have been conducted through Duke LifePoint Healthcare.  While we own a substantial majority of the equity in Duke LifePoint Healthcare, the long term success of Duke LifePoint Healthcare is dependent on ongoing collaboration and the alignment of our interests with those of Duke. In the event of a material disagreement with Duke or the breach of our joint venture agreement, Duke LifePoint Healthcare may be subject to dissolution, unwinding or purchase of either party’s interest, which could have a material adverse effect on our revenues and results of operations.  Even if Duke LifePoint Healthcare is not dissolved or unwound, our inability to involve Duke LifePoint Healthcare in our acquisitions and future operations could make it more difficult to source new targets or win competitive bidding processes, and our revenue or earnings growth may be hindered.

We are subject to increasingly stringent governmental regulations, and we may face allegations that we have failed to comply with such regulations, which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with numerous overlapping laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters.    Many of the laws and regulations applicable to the healthcare industry are complex and may be violated inadvertently, and there are numerous enforcement authorities, including CMS, OIG, the DOJ, state attorneys general, and contracted auditors, as well as private plaintiffs.  Moreover, the Affordable Care Act created potential False Claims Act liabilities for failing to report and repay identified overpayments within 60 days of identifying the overpayment or the date by which a corresponding cost report is due, whichever is later.

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

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government.  The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government.  These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years.  We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.  Defendants found to be liable under the federal False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $10,781 and $21,563 for each separate false claim, subject to the initial “catch-up” adjustment and annual inflation increases as set forth in the 2015 Act.

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

We have significantly increased, and anticipate a continued increase in, the number of physicians we employ.  We believe that physician employment by acute care hospitals is consistent with industry trends and has become more common as a result of actual and potential reductions in payment amounts for physician services and increasing costs to physicians, such as EHR implementation and professional liability insurance expenses. Employed physicians generally present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, such as risks of unsuccessful physician integration, difficulties associated with physician practice management or increased government scrutiny of physician employment arrangements.  Employed physicians also require us to incur additional expenses, such as increased salary and benefit costs, medical malpractice expense and rent expense.  The potential liabilities and increased expenses of employing physicians could have an adverse effect on our results of operations.

As a result of reviews of claims to Medicare and Medicaid for our services, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews may increase as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and audits of Medicare claims under the RAC programs.  RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims.  As a result, a large majority of the total amounts recovered by RACs has come from hospitals.

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

Over the last several years, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services.  Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities.  Federal law contains numerous provisions designed to ensure that services rendered by facilities to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our revenues and results of operations.

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

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and co-payments) remain outstanding.  The provision for doubtful accounts relates primarily to amounts due directly from patients.  The amount of our provision for doubtful accounts is based on management’s assessment of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage, the rate of growth in uninsured patient admissions and other collection indicators.

If we experience growth in self-pay volume and revenue, including increased acuity levels for uninsured patients and increases in co-payments and deductibles for insured patients, our revenues and results of operations could be adversely affected.  Although we have experienced a reduction in uninsured patients since 2014 as a result of the Affordable Care Act and the expansion of state Medicaid programs, the risk of collection from insured patients (and the amounts due) have increased, and will likely continue to increase, as more individuals are enrolled in insurance plans with high deductibles or high co-payments, including those purchased on the Exchanges.  Additionally, only ten of the states in which we operate have decided to implement expansions to their Medicaid programs.  Accordingly, some low-income persons in states that are not expanding Medicaid will not have insurance coverage as intended by the Affordable Care Act.  Furthermore, our ability to improve collections from self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

If the recent decrease in the uninsured population as a result of the Affordable Care Act does not continue, or if the Affordable Care Act is repealed, replaced, or modified, the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and revenues.  In addition, even if the Affordable Care Act is fully implemented in its current form, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for patients that choose not to purchase coverage, undocumented immigrants who are not permitted to enroll in the Exchanges or government healthcare programs and in states that do not expand their Medicaid programs.  Furthermore, states that have expanded their Medicaid programs may be unable to sustain such expansion as the Enhanced FMAP is reduced or if the federal government changes, or is unable to fund the expansion of, the Medicaid program.

The industry emphasis on value-based purchasing and bundled payment arrangements may negatively affect our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services and bundled payment arrangements. These value-based purchasing programs include, among other things, programs that require public reporting of quality data and tie reimbursement to the quality and efficiency of care that is provided by a facility.  For example, Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain hospital acquired conditions and reduces reimbursement to hospitals that have excessive readmissions.  Many large commercial payors currently require hospitals to report quality data, and several commercial payors also do not reimburse hospitals for certain hospital acquired conditions.  Bundled payment arrangements generally set a single target spending level for all healthcare services provided to a patient during an episode of care and are intended to create incentives for physicians, hospitals and other providers to work together to provide higher quality and more coordinated care at a lower cost.  While participation in most bundled payment arrangements is voluntary, CMS made participation in certain surgical and cardiac bundled payment arrangements mandatory for some providers.

We expect value-based purchasing programs to become more common and to involve a higher percentage of procedures and payments.  CMS has previously announced its goal that 90% of Medicare fee-for-service payments be within value-based purchasing categories by the end of 2018, with 50% of Medicare payments being tied to quality or value through the use of alternative payment models, and many large private payors and state Medicaid programs have declared similar goals.  We are unable at this time to predict how this trend will affect our results of operations, but it could negatively affect our revenues.

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

The success of our facilities depends in part on the number and quality of the physicians on the medical staffs of our hospitals. The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our facilities, our ability to meet demands for new technology, our ability to identify and communicate with physicians who want to practice in our communities. Our ability to attract and retain physicians is increasingly dependent on the ability of our facilities to offer and sustain employment arrangements.  In particular, we face intense competition in the recruitment and retention of specialists and primary care physicians. We may not be able to recruit all of the physicians we target.

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

Generally, a small number of attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians — even if temporary — could cause a material reduction in our revenues, which could take significant time and operational resources to replace given the difficulty and cost associated with recruiting and retaining physicians.

Finally, a significant portion of the physicians serving our facilities are native to countries other than the U.S.  Our ability to recruit such physicians and their ability and willingness to remain and work in the U.S. are impacted by immigration laws and regulations. Changes in immigration or naturalization laws, regulations, or procedures may adversely affect our ability to hire or retain physicians and may adversely affect our costs of doing business and/or our ability to deliver services in our communities.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients and employees. A cybersecurity attack or security breach could adversely affect our relationships with business partners and subject us to legal claims and liabilities, reputational harm and business disruption.

There are numerous federal and state laws and regulations addressing employee, patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors acting on our behalf, collect and store sensitive data, including individual health data and other personally identifiable information of our patients and employees, and such information is often targeted by criminal organizations. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy and information security laws.

We may be subject to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The loss or exposure of personal information may trigger notification requirements under HIPAA and state laws, and could result in civil or criminal penalties. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy and security rules. In addition, state attorneys general and private plaintiffs have brought civil actions seeking injunctions and damages in response to violations of HIPAA’s privacy and security rules. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, or invest in new technology designed to mitigate security risks.

Cyber-attacks could also target theft of information in addition to personal health information, including financial assets, intellectual property, or other sensitive information belonging to us, our patients or our business partners.  Cyber-attacks also may be directed at disrupting our operations or the operations of our business partners.  If, in spite of our security and compliance efforts, we our any of our business associates we fall victim to cyber-attacks, we may incur substantial costs and suffer other negative consequences.  These costs and consequences include, but are not limited to, remediation costs such as liability for stolen assets or information and repairing system damage that may have been caused, including incentives offered to patients or business partners in an effort to maintain business relationships after an attack; increased cybersecurity protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract patients following an attack; litigation; and reputational damage adversely affecting patient or investor confidence.  Any or all of these consequences could have a material adverse effect on our business and results of operations.

If we are unable to successfully implement enterprise-wide information technology systems, our operating results could be negatively impacted.

We have initiated a multi-year business initiative to migrate our multiple information technology platforms to a smaller number of enterprise-wide systems solutions.  If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to operate profitably and efficiently, and to timely comply with changing regulatory requirements and with the requests of patients, payors and business partners.  The failure to transition to these systems on time, or anticipate necessary readiness and training needs, could lead to business disruption and loss of revenue.  In addition, the operating results of newly acquired facilities could be impacted if such facilities are not integrated on a timely basis into our new systems.

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

Our business depends heavily on effective information systems to process clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology. We rely on multiple third party providers of financial, clinical, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. The third party providers may not have appropriate controls to protect confidential information. We do not control the information systems of third party providers, and in some cases we may have difficulty accessing information archived on third party systems, which could subject us to liability for failure to respond to legal or payor information requests.  Our networks and technology systems are also subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event.  If the information systems on which we rely fail or are interrupted, if our access to these systems is limited in the future or if providers develop systems more appropriate for the urban healthcare market and not suited for our facilities, our operations could suffer.

We may not be able to generate sufficient cash flow through operations or successfully access other capital resources to fund all of our capital expenditure programs and commitments.

We require substantial capital resources to fund our growth strategy and ongoing capital expenditure programs, including capital expenditure programs for renovation, expansion and construction at our facilities and the addition of equipment and technology at our facilities.  As part of our growth strategy, as well as our regular capital allocation efforts, we often commit to significant capital expenditures well in advance of the time these expenditures will be made.  Furthermore, as part of our on-going acquisition strategy, we often commit to making significant capital improvements at acquired facilities over a number of years.  At December 31, 2016, we estimated our total remaining unfulfilled capital expenditure commitments to be approximately $1,547.7 million.  Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” for more information about the general timing and impact of these contractual obligations.

Our cash flows and available capital resources may be insufficient to fund our capital expenditure programs and commitments, and we may be forced to reduce or delay planned and required capital expenditures.  Additionally, we may experience delays or impediments in satisfying the schedule for capital expenditure commitments because of a variety of factors beyond our control, such as zoning, environmental, licensing and certificate of need regulations and restrictions.

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

In recent years, the legislatures and attorneys general of several states have become more interested in approving the sales of hospitals by tax-exempt entities.  Furthermore, as a condition to approving an acquisition, the state attorney general of the state in which the acquisition takes place may require us to maintain specific service lines or provide charity care at certain minimum levels for set periods of time after closing of the acquisition, regardless of profitability.  This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.    Our failure to acquire hospitals consistent with our growth plans could prevent us from increasing our revenues.

Our facilities face competition for management and other non-physician staffing, which may increase labor costs and reduce profitability.

In addition to our physicians, the operations of our facilities are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our facilities, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue and the competition for experienced and talented hospital management personnel is intense. This may result in employee turnover, require us to enhance wages and benefits to recruit and retain management, nurses and other medical support personnel, hire more expensive temporary or contract personnel and recruit personnel from foreign countries (which may be limited by changes in immigration law, regulation and policy). In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our revenues or results of operations.

Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our facilities. These factors increase the level of competition we face and may therefore adversely affect our revenues and results of operations.

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in metropolitan areas. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be required by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our facilities, may have more advanced equipment or technology or may have a medical staff that is perceived to be better qualified. Also, most of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

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

We also face significant and increasing competition from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest). We also compete with specialty hospitals that focus on one or a small number of lucrative service lines, some of which are not required to operate emergency departments. Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.

Many of the non-urban communities in which we operate continue to face challenging economic conditions and the closure of a small number of large employers in our markets can have a disproportionate impact on our facilities.

While the U.S. economy as a whole is expanding, many of the non-urban communities in which we operate continue to face challenging economic conditions, including high levels of unemployment.  The economies in the non-urban communities in which our facilities primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our facilities for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or similar facilities located in or near many of the non-urban communities in which our facilities primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to:

•defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or

•purchase a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

The occurrence of these events may impede our business strategies intended to generate organic growth and improve operating results at our facilities.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including North Carolina, Kentucky, Virginia, Pennsylvania, Michigan, Georgia, Tennessee and New Mexico. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

		Revenue Concentration by State
	Hospital Campuses	2016		2015		2014
	in State as of		% of		% of		% of
	December 31, 2016	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$947.9	14.9%	$580.3	11.1%	$372.6	8.3%
Kentucky	10	679.9	10.7	638.5	12.2	587.9	13.1
Virginia	6	661.8	10.4	641.9	12.3	624.4	13.9
Pennsylvania	4	562.5	8.8	566.5	10.9	*	*
Michigan	3	468.0	7.4	476.2	9.1	460.8	10.3
Georgia	2	453.7	7.1	*	*	*	*
Tennessee	10	450.1	7.1	420.7	8.1	404.5	9.0
New Mexico	2	320.4	5.0	287.3	5.5	266.5	5.9

___________

* - Not considered significant for the period presented.

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

As of December 31, 2016, our total debt, excluding unamortized debt issuance costs and premium, was $2,936.2 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of the agreements and indentures governing our existing indebtedness or any additional indebtedness that we may incur in the future.

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

As required by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. The HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems.  Furthermore, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare.  Even if we do meet such requirements, the incentive payments we have received in prior years for EHR implementation are scheduled to end in 2017. EHR incentive payments that we have previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

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

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. In addition, certain states in which we operate facilities require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

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

Item 1B.  Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2.  Properties.

The following table presents certain information with respect to our hospital campuses as of December 31, 2016:

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Alabama
Andalusia Regional Hospital	Andalusia	May 11, 1999	88	Own
Vaughan Regional Medical Center (a)	Selma	April 15, 2005	175	Own (a)
Arizona
Havasu Regional Medical Center (b)	Lake Havasu City	April 15, 2005	171	Own (b)
Valley View Medical Center	Fort Mohave	November 8, 2005	84	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Georgia
Rockdale Medical Center	Conyers	February 1, 2009	158	Own
St. Francis Hospital	Columbia	January 1, 2016	376	Own
Indiana
Clark Memorial Hospital (c)	Jeffersonville	August 1, 2015	236	Own (c)
Scott Memorial Hospital (c)	Scottsburg	January 1, 2013	25	Own (c)
Kansas
Western Plains Medical Complex	Dodge City	May 11, 1999	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	May 11, 1999	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010	79	Own
Fleming County Hospital	Flemingsburg	August 1, 2015	52	Own
Georgetown Community Hospital	Georgetown	May 11, 1999	75	Own
Jackson Purchase Medical Center	Mayfield	May 11, 1999	107	Own
Lake Cumberland Regional Hospital	Somerset	May 11, 1999	295	Own
Logan Memorial Hospital	Russellville	May 11, 1999	75	Own
Meadowview Regional Medical Center	Maysville	May 11, 1999	100	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Mercy Regional Medical Center - Acadian	Eunice	April 15, 2005	42	Own
Mercy Regional Medical Center - Ville Platte	Ville Platte	December 1, 2001	67	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	164	Lease
Michigan
Bell Hospital	Ishpeming	December 1, 2013	25	Own
Marquette General Hospital (d)	Marquette	September 1, 2012	307	Own (d)
Portage Health (a)	Hancock	December 1, 2013	96	Own (a)
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	199	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	199	Lease
North Carolina
Central Carolina Hospital (d)	Sanford	January 1, 2016	137	Own (d)
Frye Regional Medical Center (d)	Hickory	January 1, 2016	355	Lease (d)
Harris Regional Hospital (d)	Sylva	August 1, 2014	86	Own (d)
Haywood Regional Medical Center (d)	Clyde	August 1, 2014	169	Own (d)
Maria Parham Medical Center (e)	Henderson	November 1, 2011	102	Own (e)
Person Memorial Hospital (d)	Roxboro	October 1, 2011	98	Own (d)
Rutherford Regional Medical Center (e)	Rutherfordton	June 1, 2014	143	Own (e)
Swain County Hospital (d)	Bryson City	August 1, 2014	48	Own (d)
Wilson Medical Center (e)	Wilson	March 1, 2014	384	Own (e)

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Pennsylvania
Conemaugh Memorial Medical Center (d)	Johnstown	September 1, 2014	539	Own (d)
Meyersdale Medical Center (d)	Meyersdale	September 1, 2014	20	Own (d)
Miners Medical Center (d)	Hastings	September 1, 2014	30	Own (d)
Nason Medical Center	Roaring Spring	February 1, 2015	45	Own
South Carolina
Providence Hospital - Downtown	Columbia	February 1, 2016	258	Own
Providence Hospital - Northeast	Columbia	February 1, 2016	74	Own
Tennessee
Crockett Hospital	Lawrenceburg	May 11, 1999	99	Own
Emerald-Hodgson Hospital	Sewanee	May 11, 1999	41	Own
Hillside Hospital	Pulaski	May 11, 1999	95	Own
Livingston Regional Hospital	Livingston	May 11, 1999	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010	35	Own
Southern Tennessee Medical Center	Winchester	May 11, 1999	157	Own
Starr Regional Medical Center - Athens	Athens	October 1, 2001	118	Own
Starr Regional Medical Center - Etowah	Etowah	July 1, 2012	160	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010	155	Own
Trousdale Medical Center	Hartsville	September 1, 2010	25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	156	Own
Parkview Regional Hospital	Mexia	April 15, 2005	58	Lease
Utah
Ashley Regional Medical Center	Vernal	May 11, 1999	39	Own
Castleview Hospital	Price	May 11, 1999	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	250	Own
Fauquier Health (a)	Warrenton	November 1, 2013	210	Own (a)
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Twin County Regional Hospital (e)	Galax	April 1, 2012	141	Own (e)
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wisconsin
Watertown Regional Medical Center (a)	Watertown	September 1, 2015	95	Own (a)
Wyoming
SageWest Healthcare - Lander	Lander	July 1, 2000	89	Own
SageWest Healthcare - Riverton	Riverton	May 11, 1999	70	Own
			9,424

__________________

(a)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.
(b)

The hospital is owned and operated by a joint venture with physicians in which a wholly-owned LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.

(c)	The hospital is owned and operated by RHN, a joint venture between us and Norton Healthcare, Inc. A wholly-owned LifePoint affiliate owns a controlling interest in RHN.
(d)	The hospital is owned and operated by Duke LifePoint Healthcare. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.
(e)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke LifePoint Healthcare.

We own and operate medical office buildings in conjunction with many of our hospitals. These medical office buildings are primarily occupied by physicians who practice at our hospitals. Additionally, we lease office space in Brentwood, Tennessee for our health support center. All of our facilities are suitable for their respective uses and are generally adequate for our present needs.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. In addition, the DOJ published an interim final rule that, effective as of August 1, 2016, increases the civil monetary penalties that may be imposed for violations of the False Claims Act from a minimum of $5,500 and a maximum of $11,000 to a minimum of $10,781 and a maximum of $21,563 for each false and fraudulent claim. The interim final rule also establishes a mechanism for increasing the amounts of those civil monetary penalties for inflation on an annual basis beginning in 2017 and continuing each year thereafter.  These civil monetary penalties are in addition to violators’ liability for three times the amount of damages which the government sustains as a result of the false or fraudulent claim.

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from MACs, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at December 31, 2016, we have recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, we and two of our affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  We cooperated with the government in its investigations of the voluntary self-disclosure and provided additional documentation, as requested. We believe that the government’s investigations are now closed.  Following reviews by independent interventional cardiologists, we notified patients of these two physicians who may have received an unnecessary procedure of such fact.

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

In February 2017, we settled the claims against us, our subsidiaries and Vaughn Regional Medical Center with certain of the individual plaintiffs and claimants, and we are in discussions to settle the remaining individual lawsuits and claims.  We are also in discussions to settle the putative class action lawsuits.  As of the date of this filing, we believe that all such settlements will be accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  However, there can be no assurance that we will complete any or all of these settlements, that definitive settlement documentation will be agreed upon by all parties, that the courts overseeing the putative class action lawsuits will approve those settlements, or that the final resolution will not materially exceed the amounts previously accrued.

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against us, our subsidiaries, Raleigh General Hospital and Dr. Glaser.  These settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  In addition, in February 2017, we received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against us, two of our subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable.  Such liability could be material.

We accrue an estimate for a contingent liability when losses are both probable and reasonably estimable.  We review our accruals each quarter and adjust them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the year ended December 31, 2016, we recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.36 loss per diluted share.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2017
First Quarter (through February 16, 2017)	$64.25	$56.60

2016
First Quarter	$74.70	$58.20
Second Quarter	$75.70	$62.99
Third Quarter	$67.47	$54.82
Fourth Quarter	$62.50	$50.60

2015
First Quarter	$77.84	$64.52
Second Quarter	$86.99	$69.21
Third Quarter	$88.18	$68.41
Fourth Quarter	$76.39	$58.61

On February 16, 2017, the last reported sales price for our common stock on the NASDAQ Global Select Market was $62.95 per share.

Stockholders

As of February 10, 2017, there were 9,152 holders of record of shares of our common stock.

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

Stock Performance

The graph below compares the yearly percentage change of cumulative total stockholder return on our common stock with (a) the cumulative total return of a broad equity market index, the NASDAQ Composite Index (the “Broad Index”) and (b) the cumulative total return of a published industry index, the S&P Health Care Facilities (Hospital Management) Index (the “Industry Index”). The graph begins on December 31, 2011, and the comparison assumes the investment of $100 on such date in each of our common stock, the Broad Index and the Industry Index and assumes the reinvestment of all dividends, if any. The table following the graph presents the corresponding data for December 31, 2011, and each subsequent fiscal year end.

	12/11	12/12	12/13	12/14	12/15	12/16
LifePoint Health, Inc.	$ 100.00	$ 101.62	$ 142.23	$ 193.57	$ 197.58	$ 152.89
NASDAQ Composite	$ 100.00	$ 116.41	$ 165.47	$ 188.69	$ 200.32	$ 216.54
S&P Health Care Facilities	$ 100.00	$ 158.24	$ 205.26	$ 281.04	$ 249.76	$ 254.13

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”), a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”) and a repurchase plan adopted on September 14, 2016 (the “2016 Repurchase Plan”).  The 2014 Repurchase Plan and 2015 Repurchase Plan each provided for the repurchase of up to $150.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under these plans. The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of our common stock through March 14, 2018.  As of December 31, 2016, we had remaining authority to repurchase approximately $100.0 million in shares in accordance with the 2016 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We repurchased approximately 1.2 million shares for an aggregate purchase price, including commissions, of $74.0 million at an average purchase price of $59.89 per share during the three months ended December 31, 2016 in connection with our repurchase plans.  Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans. We redeemed a nominal number of shares vested under these plans during the three months ended December 31, 2016. We have designated these shares as treasury stock.

Our repurchase activity in accordance with our repurchase plans and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 8 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2016:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Plan
	Purchased	per Share	Announced Plan	(In millions)
October 1, 2016 to October 31, 2016	1,078,870	$60.02	1,078,870	$109.3
November 1, 2016 to November 30, 2016	157,455	$59.02	157,455	$100.0
December 1, 2016 to December 31, 2016 (a)	405	$56.73	-	$100.0
Total	1,236,730	$59.89	1,236,325	$100.0

_______________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2016. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Additionally, we have recognized certain transaction costs in connection with acquisitions as well as certain other non-operating (gains) losses and impairment charges during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$6,364.0	$5,214.3	$4,483.1	$3,678.3	$3,391.8
Net income attributable to LifePoint Health, Inc.	121.9	181.9	126.1	128.2	151.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$2.90	$4.14	$2.81	$2.77	$3.22
Diluted	$2.82	$3.95	$2.69	$2.69	$3.14

Weighted average shares outstanding:
Basic	42.0	43.9	44.9	46.3	47.2
Diluted	43.2	46.1	46.9	47.6	48.4

Balance Sheet Data (as of end of year):
Cash and cash equivalents	$96.1	$284.0	$191.5	$637.9	$85.0
Working capital	527.1	647.3	640.1	390.8	337.9
Property and equipment, net	3,066.8	2,482.3	2,377.5	2,197.2	2,030.9
Total assets	6,319.0	5,996.8	5,355.3	5,411.8	4,557.8
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,936.2	2,691.0	2,208.6	2,386.3	1,739.3
Total LifePoint Health, Inc. stockholders' equity	2,180.4	2,263.9	2,154.6	2,210.1	2,050.5

Statements of Cash Flows Data:
Purchases of property and equipment	$(399.5)	$(274.7)	$(207.1)	$(185.2)	$(221.4)
Cash provided by operating activities	435.2	627.1	412.3	354.0	382.2
Cash used in investing activities	(520.7)	(876.3)	(473.2)	(372.3)	(422.1)
Cash (used in) provided by financing activities	(102.4)	341.7	(385.5)	571.2	(1.3)

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; the impact of efforts to modify, repeal and/or replace the Affordable Care Act; income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; consolidation of commercial insurance companies and patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; the effect on self-pay revenue of increasing enrollment in insurance plans with high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; the impact of cybersecurity threats; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At December 31, 2016, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the U.S, having a total of 9,424 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated $6,364.0 million, $5,214.3 million and $4,483.1 million, respectively, in revenues during the years ended December 31, 2016, 2015 and 2014.  In 2016, we derived 51.8% of our revenues from the Medicare and Medicaid programs, collectively.  Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”), which became federal law in 2010, dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.  The Affordable Care Act also includes certain reductions in Medicare spending, such as negative adjustments to the hospital inpatient and outpatient prospective payment system market basket updates, the revision of annual inflation updates and other cost-containment measures, including planned payment reductions.

On January 20, 2017, newly-inaugurated President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer.  In addition, bills have been introduced in Congress that would repeal the Affordable Care Act and would replace it with varying health coverage plans, including plans that would allow insurers to sell health insurance across state lines, allow the use of health savings accounts (“HSAs”) without a high-deductible plan, or give states the option to either keep the coverage framework created by the Affordable Care Act (e.g., expanded Medicaid, individual subsidies, and insurance exchanges) or utilize the increased federal funding that was intended to be provided by the federal government under the Affordable Care Act to create HSAs for low-income individuals and allow such individuals to use their HSAs to purchase health insurance. We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the regulations adopted or to be adopted to implement the law.  In addition, if the Affordable Care Act is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

Even if the current administration is not successful in efforts to repeal and replace the Affordable Care Act, there have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  Furthermore, the U.S. House of Representatives filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”).  In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose.  The District Court’s ruling is being appealed, but if the lawsuit is successful, it could result in insurance premium increases for individuals purchasing their insurance coverage through, or lead to a decrease in the number of insurers offering insurance coverage on, the Exchanges. We cannot predict how the results of the 2016 federal elections will impact the appeal of the lawsuit that has been filed by the U.S. House of Representatives or how the federal government responds to other litigation involving the Affordable Care Act.

The net effect of the Affordable Care Act, as currently adopted, on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the gradual implementation of the numerous programs designed to improve access and quality.  Additional variables related to the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.  As a result, we are unable to predict the effect on our business, financial condition or results of operations, the availability of adequate insurance coverage for patients seeking health care at our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions potentially impacted by the possible repeal, replacement or modification of the Affordable Care Act.

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

In addition, Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While CMS has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015 (“BBA”), which provides $80 billion in discretionary spending sequestration relief for federal fiscal years (“FFYs”) 2016 and 2017, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through FFY 2025 and, effective January 1, 2017, reduces Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015.  This will limit our ability to expand the scope and profitability of outpatient services.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. As of December 31, 2016, only ten of the states in which we operate are currently implementing expansions to their Medicaid programs.  Additionally, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

Given the reduced federal financing of expanded Medicaid programs that took effect in 2017, and in light of the possible repeal, replacement or modification of the Affordable Care Act, we are unable to predict how many, if any, additional states in which we operate will expand their Medicaid programs or how many, if any, of the states in which we operate that have expanded their Medicaid programs will keep their expansions in place in the future.

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

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of calendar year (“CY”) 2015, and increased by an additional 0.5% for CYs 2016 and 2017, and will be increased by 0.5% a year for CYs 2018 and 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

HMOs, PPOs, and Other Private Insurers

In addition to government programs, our facilities are reimbursed by differing types of private payors, including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers.  Revenues from HMOs, PPOs, and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  Additionally, plans purchased through the healthcare exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices.  If we provide services when not a participating provider in the network, it can result in higher patient responsibility amounts that a patient may not have the ability to pay or may choose not to pay.  We expect these trends to continue in the coming years.

Self-pay Patients

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our facilities have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Our provision for doubtful accounts serves to reduce our reported revenues.

Adoption of Electronic Health Records

In accordance with the requirements of the American Recovery and Reinvestment Act of 2009 (“ARRA”), HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments were divided into three stages with increasing requirements for participation. We strive to comply with the EHR meaningful use requirements of ARRA in time to qualify for the maximum available incentive payments. Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions, along with costs associated with the hardware and software components of the project.  If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems.  Furthermore, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. Even if we do meet such requirements, the incentive payments we have received in prior years for EHR implementation are schedule to end in 2017, and EHR incentive payments that we have previously received are subject to audit and recoupment if it is determined that we did not meet the applicable meaningful use standards. We currently estimate that at a minimum, total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted EBITDA.    Earnings before depreciation and amortization; interest expense, net; debt transaction costs; impairment charges; other non-operating gain; provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

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

Effective tax rate.  Provision for income taxes as a percentage of income before income taxes, or income before income taxes, less net income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Same-hospital. Same-hospital information includes the results of our health support center and the same 67 hospitals operated during the three months ended December 31, 2016 and 2015, and the same 63 hospitals operated during the years ended December 31, 2016 and 2015.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended December 31, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,835.4	114.3%	$1,570.7	114.6%
Provision for doubtful accounts	230.2	14.3	200.0	14.6
Revenues	1,605.2	100.0	1,370.7	100.0

Salaries and benefits	766.4	47.7	652.7	47.6
Supplies	273.3	17.0	218.4	15.9
Other operating expenses	378.8	23.6	330.9	24.2
Other income	(10.1)	(0.6)	(15.5)	(1.1)
Depreciation and amortization	87.5	5.5	71.9	5.2
Interest expense, net	36.4	2.3	29.7	2.2
Other non-operating gain	-	-	(4.0)	(0.3)
	1,532.3	95.5	1,284.1	93.7

Income before income taxes	72.9	4.5	86.6	6.3
Provision for income taxes	26.3	1.6	31.2	2.3
Net income	46.6	2.9	55.4	4.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.7)	(0.2)	(2.4)	(0.1)
Net income attributable to LifePoint Health, Inc.	$43.9	2.7%	$53.0	3.9%

Revenues

The following table presents the components of revenues for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	December 31,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$1,835.4	$1,570.7	$264.7	16.8%
Provision for doubtful accounts	230.2	200.0	30.2	15.1
Revenues	$1,605.2	$1,370.7	$234.5	17.1

Same-hospital:
Revenues before provision for doubtful accounts	$1,587.4	$1,570.7	$16.7	1.1%
Provision for doubtful accounts	206.5	200.0	6.5	3.2
Revenues	$1,380.9	$1,370.7	$10.2	0.7

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2016 and 2015 (in millions):

	Three Months Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$606.2	37.8%	$483.6	35.3%
Medicaid	223.8	13.9	220.4	16.1
HMOs, PPOs and other private insurers	768.8	47.9	639.0	46.6
Self-pay	206.0	12.8	197.0	14.4
Other	30.6	1.9	30.7	2.2
Revenues before provision for doubtful accounts	1,835.4	114.3	1,570.7	114.6
Provision for doubtful accounts	(230.2)	(14.3)	(200.0)	(14.6)
Revenues	$1,605.2	100.0%	$1,370.7	100.0%

Certain changes have been made to the classification of our historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$9,014	$8,715	$299	3.4%
Revenues per equivalent admission - same-hospital	$8,840	$8,715	$125	1.4%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	68,674	59,219	9,455	16.0%
Equivalent admissions	178,072	157,280	20,792	13.2%
Medicare case mix index	1.50	1.47	0.03	2.0%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	18,810	16,635	2,175	13.1%
Outpatient surgeries	70,739	63,013	7,726	12.3%
Total surgeries	89,549	79,648	9,901	12.4%
Emergency room visits	414,089	371,508	42,581	11.5%
Outpatient factor	2.59	2.65	(0.06)	(2.3)%

Same-hospital:
Admissions	58,683	59,219	(536)	(0.9)%
Equivalent admissions	156,214	157,280	(1,066)	(0.7)%
Medicare case mix index	1.46	1.47	(0.01)	(0.7)%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	15,635	16,635	(1,000)	(6.0)%
Outpatient surgeries	62,621	63,013	(392)	(0.6)%
Total surgeries	78,256	79,648	(1,392)	(1.7)%
Emergency room visits	362,479	371,508	(9,029)	(2.4)%
Outpatient factor	2.66	2.65	0.01	0.4%

For the three months ended December 31, 2016, our consolidated revenues before provision for doubtful accounts increased $264.7 million, or 16.8%, to $1,835.4 million as compared to $1,570.7 million for the same period last year primarily as a result of our 2016 acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $16.7 million, or 1.1%. The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers. For the three months ended December 31, 2016, our same-hospital revenues per equivalent admission increased 1.4% as compared to the same period last year. This increase was partially offset by a 0.7% decrease in same-hospital equivalent admissions for the three months ended December 31, 2016 as compared to the same period last year, primarily as a result of a 2.4% decrease in emergency room visits and a 0.6% decrease in outpatient surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$29.9	1.9%	$22.1	1.6%	$7.8	35.5%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$206.0	12.8%	$197.0	14.4%	$9.0	4.6%
Net revenue days outstanding
(at end of period)	53.5	N/A	51.3	N/A	2.2	4.3%

Same-hospital:
Related key indicators:
Charity care write-offs	$22.5	1.6%	$22.1	1.6%	$0.4	1.9%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$185.7	13.4%	$197.0	14.4%	$(11.3)	(5.7)%
Net revenue days outstanding
(at end of period)	52.4	N/A	51.3	N/A	1.1	2.1%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the three months ended December 31, 2016, our provision for doubtful accounts increased by $30.2 million, or 15.1%, to $230.2 million on a consolidated basis and by $6.5 million, or 3.2%, to $206.5 million on a same-hospital basis as compared to the same period last year.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

 Our net revenue days outstanding at December 31, 2016 increased to 53.5 days compared to 51.3 days at December 31, 2015 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2016 increased to 52.4 days compared to 51.3 days at December 31, 2015.  These increases are primarily a result of growth in our outstanding accounts receivable generated in connection with billing delays caused by the implementation of a new physician coding and billing system in one of our markets.  Excluding the growth in our outstanding accounts receivable related to this system implementation, our net revenue days outstanding would have been 52.6 days on a consolidated basis and 51.4 days on a same hospital basis at December 31, 2016.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$766.4	47.7%	$652.7	47.6%	$113.7	17.4%
Man-hours per equivalent admission	116	N/A	114	N/A	2	1.8%
Salaries and benefits per equivalent
admission	$4,304	N/A	$4,150	N/A	$154	3.7%

For the three months ended December 31, 2016, our salaries and benefits expense increased to $766.4 million, or 17.4%, as compared to $652.7 million for the same period last year primarily as a result of our 2016 acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$273.3	17.0%	$218.4	15.9%	$54.9	25.1%
Supplies per equivalent admission	$1,535	N/A	$1,389	N/A	$146	10.5%

For the three months ended December 31, 2016, our supplies expense increased to $273.3 million, or 25.1%, as compared to $218.4 million for the same period last year primarily as a result of our 2016 acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as oncology, pharmacy and orthopedics. These increases were partially offset by improvements as a result of generic drug substitutions, monitoring of physician preference items and growth within our group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$70.1	4.4%	$55.0	4.0%	$15.1	27.6%
Utilities	27.4	1.7	23.3	1.7	4.1	17.4
Repairs and maintenance	49.4	3.1	37.7	2.8	11.7	31.1
Rents and leases	16.7	1.0	13.5	1.0	3.2	23.4
Insurance	11.4	0.7	13.8	1.0	(2.4)	(17.2)
Physician recruiting	4.8	0.3	4.0	0.3	0.8	18.2
Contract services	118.7	7.4	103.0	7.5	15.7	15.2
Non-income taxes	35.7	2.2	35.2	2.6	0.5	1.4
Other	44.6	2.8	45.4	3.3	(0.8)	(1.8)
	$378.8	23.6%	$330.9	24.2%	$47.9	14.5%

For the three months ended December 31, 2016, our other operating expenses increased to $378.8 million, or 14.5%, as compared to $330.9 million for the same period last year primarily as a result of our 2016 acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended December 31, 2016, we recognized $10.1 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $15.5 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended December 31, 2016, our depreciation and amortization expense increased by $15.6 million, or 21.7%, to $87.5 million, or 5.5% of revenues, as compared to $71.9 million, or 5.2% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our 2016 acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

For the three months ended December 31, 2016, our interest expense increased by $6.7 million, or 22.5%, to $36.4 million as compared to $29.7 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the three months ended December 31, 2016 as compared to the same period last year.  On December 4, 2015, we issued in a public offering $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”).  Additionally, on May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”) and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

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

Provision for Income Taxes

Our provision for income taxes was $26.3 million, or 1.6% of revenues, for the three months ended December 31, 2016, as compared to $31.2 million, or 2.3% of revenues, for the same period last year.  The decrease in the provision for income taxes for the three months ended December 31, 2016 was primarily attributable to a decrease in our income before income taxes for the three months ended December 31, 2016, as compared to the same period last year, partially offset by an increase in the effective tax rate to 37.5% for the three months ended December 31, 2016, as compared to 37.1% for the same period last year.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See “—  Certain Definitions” above for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the three months ended December 31, 2016 and 2015 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Three Months Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$46.6	2.9%	$55.4	4.0%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.7)	(0.2)	(2.4)	(0.1)
Net income attributable to LifePoint Health, Inc.	43.9	2.7	53.0	3.9

Add: Depreciation and amortization	87.5	5.5	71.9	5.2
Interest expense, net	36.4	2.3	29.7	2.2
Other non-operating gain	-	-	(4.0)	(0.3)
Provision for income taxes	26.3	1.6	31.2	2.3
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	2.7	0.2	2.4	0.1
Adjusted EBITDA	$196.8	12.3%	$184.2	13.4%

For the Years Ended December 31, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$7,273.6	114.3%	$6,014.4	115.3%
Provision for doubtful accounts	909.6	14.3	800.1	15.3
Revenues	6,364.0	100.0	5,214.3	100.0

Salaries and benefits	3,047.4	47.9	2,496.9	47.9
Supplies	1,066.6	16.8	815.0	15.6
Other operating expenses	1,558.1	24.5	1,246.4	24.0
Other income	(29.9)	(0.5)	(49.7)	(1.0)
Depreciation and amortization	344.6	5.5	279.0	5.3
Interest expense, net	149.2	2.3	114.4	2.2
Debt transaction costs	22.0	0.3	-	-
Impairment charges	1.2	-	13.8	0.3
Other non-operating gain	-	-	(4.0)	(0.1)
	6,159.2	96.8	4,911.8	94.2

Income before income taxes	204.8	3.2	302.5	5.8
Provision for income taxes	73.0	1.1	109.5	2.1
Net income	131.8	2.1	193.0	3.7
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(9.9)	(0.2)	(11.1)	(0.2)
Net income attributable to LifePoint Health, Inc.	$121.9	1.9%	$181.9	3.5%

Revenues

The following table presents the components of revenues for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$7,273.6	$6,014.4	$1,259.2	20.9%
Provision for doubtful accounts	909.6	800.1	109.5	13.7
Revenues	$6,364.0	$5,214.3	$1,149.7	22.0

Same-hospital:
Revenues before provision for doubtful accounts	$5,965.9	$5,830.3	$135.6	2.3%
Provision for doubtful accounts	811.1	775.3	35.8	4.6
Revenues	$5,154.8	$5,055.0	$99.8	2.0

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2016 and 2015 (in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$2,372.4	37.3%	$1,894.9	36.3%
Medicaid	922.5	14.5	855.2	16.4
HMOs, PPOs and other private insurers	3,015.0	47.3	2,393.5	45.9
Self-pay	832.8	13.1	749.0	14.4
Other	130.9	2.1	121.8	2.3
Revenues before provision for doubtful accounts	7,273.6	114.3	6,014.4	115.3
Provision for doubtful accounts	(909.6)	(14.3)	(800.1)	(15.3)
Revenues	$6,364.0	100.0%	$5,214.3	100.0%

Certain changes have been made to the classification of our historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,876	$8,445	$431	5.1%
Revenues per equivalent admission - same-hospital	$8,756	$8,509	$247	2.9%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	274,611	236,474	38,137	16.1%
Equivalent admissions	717,009	617,434	99,575	16.1%
Medicare case mix index	1.49	1.43	0.06	4.2%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	77,121	65,432	11,689	17.9%
Outpatient surgeries	283,127	243,820	39,307	16.1%
Total surgeries	360,248	309,252	50,996	16.5%
Emergency room visits	1,689,119	1,477,113	212,006	14.4%
Outpatient factor	2.61	2.61	-	-%

Same-hospital:
Admissions	220,906	227,522	(6,616)	(2.9)%
Equivalent admissions	588,714	594,060	(5,346)	(0.9)%
Medicare case mix index	1.47	1.43	0.04	2.8%
Average length of stay (days)	5.0	5.0	-	-%
Inpatient surgeries	60,004	62,493	(2,489)	(4.0)%
Outpatient surgeries	234,255	233,315	940	0.4%
Total surgeries	294,259	295,808	(1,549)	(0.5)%
Emergency room visits	1,407,924	1,427,307	(19,383)	(1.4)%
Outpatient factor	2.67	2.61	0.06	2.3%

For the year ended December 31, 2016, our consolidated revenues before provision for doubtful accounts increased $1,259.2 million, or 20.9%, to $7,273.6 million as compared to $6,014.4 million for the prior year primarily as a result of our 2016 and 2015 acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $135.6 million, or 2.3%.  The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers, in addition to higher acuity services as evidenced by an increase in the Medicare case mix index.  For the year ended December 31, 2016, our same-hospital revenues per equivalent admission increased 2.9% as compared to the prior year.  This increase was partially offset by a 0.9% decrease in our same-hospital equivalent admissions as compared to the prior year, primarily as a result of a 1.4% decrease in emergency room visits and a 0.5% decrease in total surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Consolidated:
Related key indicators:
Charity care write-offs	$129.1	2.0%	$89.3	1.7%	$39.8	44.5%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$832.8	13.1%	$749.0	14.4%	$83.8	11.2%
Net revenue days outstanding
(at end of period)	53.5	N/A	51.3	N/A	2.2	4.3%

Same-hospital:
Related key indicators:
Charity care write-offs	$84.9	1.6%	$84.2	1.7%	$0.7	0.9%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$738.2	14.3%	$727.2	14.4%	$11.0	1.5%
Net revenue days outstanding
(at end of period)	52.4	N/A	51.3	N/A	1.1	2.1%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the year ended December 31, 2016, our provision for doubtful accounts increased by $109.5 million, or 13.7%, to $909.6 million on a consolidated basis and by $35.8 million, or 4.6%, to $811.1 million on a same-hospital basis as compared to the prior year.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

 Our net revenue days outstanding at December 31, 2016 increased to 53.5 days compared to 51.3 days at December 31, 2015 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2016 increased to 52.4 days compared to 51.3 days at December 31, 2015.  These increases are primarily a result of growth in our outstanding accounts receivable generated in connection with billing delays caused by the implementation of a new physician coding and billing system in one of our markets.  Excluding the growth in our outstanding accounts receivable related to this system implementation, our net revenue days outstanding would have been 52.6 days on a consolidated basis and 51.4 days on a same hospital basis at December 31, 2016.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2016 and 2015:

coo
	Years Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$3,047.4	47.9%	$2,496.9	47.9%	$550.5	22.0%
Man-hours per equivalent admission	114	N/A	111	N/A	3	2.7%
Salaries and benefits per equivalent
admission	$4,250	N/A	$4,044	N/A	$206	5.1%

For the year ended December 31, 2016, our salaries and benefits expense increased to $3,047.4 million, or 22.0%, as compared to $2,496.9 million for the prior year primarily as a result of our 2016 and 2015 acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$1,066.6	16.8%	$815.0	15.6%	$251.6	30.9%
Supplies per equivalent admission	$1,488	N/A	$1,320	N/A	$168	12.7%

For the year ended December 31, 2016, our supplies expense increased to $1,066.6 million, or 30.9% as compared to $815.0 million for the prior year primarily as a result of our 2016 and 2015 acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics, pharmacy and oncology.  These increases were partially offset by improvements as a result of generic drug substitutions, monitoring of physician preference items and growth within our group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$276.5	4.3%	$199.1	3.8%	$77.4	38.9%
Utilities	112.1	1.8	94.4	1.8	17.7	18.7
Repairs and maintenance	186.5	2.9	141.2	2.7	45.3	32.1
Rents and leases	69.3	1.1	52.9	1.0	16.4	30.8
Insurance	76.9	1.2	56.4	1.1	20.5	36.4
Physician recruiting	17.8	0.3	20.4	0.4	(2.6)	(12.8)
Contract services	468.9	7.4	378.2	7.3	90.7	24.0
Non-income taxes	168.8	2.7	137.2	2.6	31.6	23.1
Other	181.3	2.8	166.6	3.3	14.7	8.8
	$1,558.1	24.5%	$1,246.4	24.0%	$311.7	25.0%

For the year ended December 31, 2016, our other operating expenses increased to $1,558.1 million, or 25.0%, as compared to $1,246.4 million for the prior year primarily as a result of our 2016 and 2015 acquisitions as well as increases in our same-hospital professional fees, contract services and insurance expenses. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians. We experienced an increase in our insurance expenses for the year ended December 31, 2016 as a result of recording an accrual for loss contingencies for cardiology-related legal proceedings as described further in Note 11 to our accompanying consolidated financial statements included elsewhere in this report.

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

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the year ended December 31, 2016, we recognized $29.9 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $49.7 million recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2016, our depreciation and amortization expense increased by $65.6 million, or 23.5% to $344.6 million, or 5.5% of revenues, as compared to $279.0 million, or 5.3% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of our 2016 and 2015 acquisitions as well as a result of increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.  Additionally, we incurred approximately $6.2 million, $3.9 million net of income taxes, or $0.09 loss per diluted share, of additional depreciation expense during the year ended December 31, 2016 as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 11 to our accompanying consolidated financial statements included elsewhere in this report. We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

Our interest expense increased by $34.8 million, or 30.4%, to $149.2 million, for the year ended December 31, 2016, as compared to $114.4 million for the prior year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during 2016 as compared to 2015.  On December 4, 2015, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Transaction Costs

On June 10, 2016, we repaid the outstanding balances of the prior senior secured term loan facility (the “Prior Term Facility”) and the senior secured incremental term loans (the “Incremental Term Loans”) under our prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”) with the proceeds from the $700.0 million senior secured term loan facility (the “Term Facility”) under our Senior Credit Agreement.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 5 to our accompanying consolidated financial statements included elsewhere in this report.  In connection with these debt transactions, we recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.32 loss per diluted share, during the year ended December 31, 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the second quarter of 2016.

Impairment Charges

During the year ended December 31, 2016, we recognized an impairment charge of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Additionally, during the year ended December 31, 2015, we recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, in connection with the sale of Putnam Community Medical Center (“Putnam”), effective May 1, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement. Additionally, during the year ended December 31, 2015, we recognized impairment charges of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) which were sold effective January 1, 2015.

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

Provision for Income Taxes

Our provision for income taxes was $73.0 million, or 1.1% of revenues, for the year ended December 31, 2016, as compared to $109.5 million, or 2.1% of revenues, for the prior year.  The decrease in the provision for income taxes for the year ended December 31, 2016 was primarily attributable to a decrease in our income before income taxes for the year ended December 31, 2016, as compared to the prior year. Additionally, our effective tax rate decreased slightly to 37.5% for the year ended December 31, 2016, as compared to 37.6% for the prior year.

Supplemental Non-GAAP Information

See “—  Results of Operations. For the Three Months Ended December 31, 2016 and 2015 — Supplemental Non-GAAP Information” for a description of how we use Adjusted EBITDA, why we believe Adjusted EBITDA is useful to investors and others, and other important information regarding Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the years ended December 31, 2016 and 2015 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$131.8	2.1%	$193.0	3.7%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(9.9)	(0.2)	(11.1)	(0.2)
Net income attributable to LifePoint Health, Inc.	121.9	1.9	181.9	3.5

Add: Depreciation and amortization	344.6	5.5	279.0	5.3
Interest expense, net	149.2	2.3	114.4	2.2
Debt transaction costs	22.0	0.3	-	-
Impairment charges	1.2	-	13.8	0.3
Other non-operating gain	-	-	(4.0)	(0.1)
Provision for income taxes	73.0	1.1	109.5	2.1
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	9.9	0.2	11.1	0.2
Adjusted EBITDA	$721.8	11.3%	$705.7	13.5%

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

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,894.9	36.3%	$1,627.6	36.3%
Medicaid	855.2	16.4	619.8	13.8
HMOs, PPOs and other private insurers	2,393.5	45.9	2,210.5	49.3
Self-pay	749.0	14.4	744.9	16.6
Other	121.8	2.3	98.1	2.2
Revenues before provision for doubtful accounts	6,014.4	115.3	5,300.9	118.2
Provision for doubtful accounts	(800.1)	(15.3)	(817.8)	(18.2)
Revenues	$5,214.3	100.0%	$4,483.1	100.0%

Certain changes have been made to the classification of our historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission were as follows for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	Increase	% Increase
Revenues per equivalent admission	$8,445	$8,145	$300	3.7%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	Increase	% Increase
Admissions	236,474	221,587	14,887	6.7%
Equivalent admissions	617,434	550,422	67,012	12.2%
Medicare case mix index	1.43	1.38	0.05	3.6%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	65,432	59,231	6,201	10.5%
Outpatient surgeries	243,820	214,130	29,690	13.9%
Total surgeries	309,252	273,361	35,891	13.1%
Emergency room visits	1,477,113	1,363,459	113,654	8.3%
Outpatient factor	2.61	2.48	0.13	5.2%

For the year ended December 31, 2015, our revenues before provision for doubtful accounts increased $713.5 million, or 13.5%, to $6,014.4 million as compared to $5,300.9 million for the prior year. This increase was primarily a result of our 2015 and 2014 acquisitions in addition to increases in our same-hospital equivalent admissions as well as higher contracted rates from HMOs, PPOs and other private insurers.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Related key indicators:
Charity care write-offs	$89.3	1.7%	$80.9	1.8%	$8.4	10.4%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$749.0	14.4%	$744.9	16.6%	$4.1	0.6%
Net revenue days outstanding
(at end of period)	51.3	N/A	56.4	N/A	(5.1)	(9.0)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the year ended December 31, 2015, our provision for doubtful accounts decreased by $17.7 million, or 2.2%, to $800.1 million on a consolidated basis as compared to the prior year. This decrease in our provision for doubtful accounts is generally reflective of an improvement in the amount and timing of cash collections, including recoveries of amounts that were previously fully reserved. Additionally for the year ended December 31, 2015, our results were further benefited from the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities compared to the prior year.  Improvements in our accounts receivable are reflected in the reduction to our net revenue days outstanding.  Specifically, our net revenue days outstanding at December 31, 2015 improved to 51.3 days compared to 56.4 days at December 31, 2014 on a consolidated basis.

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

For the year ended December 31, 2015, our salaries and benefits expense increased to $2,496.9 million, or 17.0%, as compared to $2,134.5 million for the prior year primarily as a result of our 2015 and 2014 acquisitions and the impact of an increasing number of employed physicians and their related support staff.

 Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$815.0	15.6%	$699.0	15.6%	$116.0	16.6%
Supplies per equivalent admission	$1,320	N/A	$1,270	N/A	$50	3.9%

For the year ended December 31, 2015, our supplies expense increased to $815.0 million, or 16.6%, as compared to $699.0 million for the prior year primarily as a result of our 2015 and 2014 acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$199.1	3.8%	$161.1	3.6%	$38.0	23.6%
Utilities	94.4	1.8	87.7	2.0	6.7	7.7
Repairs and maintenance	141.2	2.7	122.4	2.7	18.8	15.4
Rents and leases	52.9	1.0	45.4	1.0	7.5	16.6
Insurance	56.4	1.1	50.6	1.1	5.8	11.6
Physician recruiting	20.4	0.4	22.9	0.5	(2.5)	(10.9)
Contract services	378.2	7.3	319.7	7.1	58.5	18.3
Non-income taxes	137.2	2.6	124.2	2.8	13.0	10.5
Other	166.6	3.3	153.3	3.5	13.3	8.6
	$1,246.4	24.0%	$1,087.3	24.3%	$159.1	14.6%

For the year ended December 31, 2015, our other operating expenses increased to $1,246.4 million, or 14.6%, as compared to $1,087.3 million for the prior year primarily as a result of our 2015 and 2014 acquisitions.

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

Depreciation and Amortization

For the year ended December 31, 2015, our depreciation and amortization expense increased by $28.5 million, or 11.4% to $279.0 million, or 5.3% of revenues, as compared to $250.5 million, or 5.6% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of our 2015 and 2014 acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

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

Impairment Charges

During the year ended December 31, 2015, we recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, in connection with the sale of Putnam, effective May 1, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement. Additionally, during the year ended December 31, 2015, we recognized impairment charges of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland, Northwest and Russellville which were sold effective January 1, 2015.

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

Supplemental Non-GAAP Information

See “—  Results of Operations. For the Three Months Ended December 31, 2016 and 2015 — Supplemental Non-GAAP Information” for a description of how we use Adjusted EBITDA, why we believe Adjusted EBITDA is useful to investors and others, and other important information regarding Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the years ended December 31, 2015 and 2014 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Years Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$193.0	3.7%	$134.9	3.0%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(11.1)	(0.2)	(8.8)	(0.2)
Net income attributable to LifePoint Health, Inc.	181.9	3.5	126.1	2.8

Add: Depreciation and amortization	279.0	5.3	250.5	5.6
Interest expense, net	114.4	2.2	123.0	2.7
Impairment charges	13.8	0.3	57.7	1.3
Other non-operating gain	(4.0)	(0.1)	-	-
Provision for income taxes	109.5	2.1	68.1	1.5
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	11.1	0.2	8.8	0.2
Adjusted EBITDA	$705.7	13.5%	$634.2	14.1%

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

The following table presents summarized cash flow information for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Net cash provided by operating activities	$435.2	$627.1	$412.3
Less: Purchases of property and equipment	(399.5)	(274.7)	(207.1)
Free operating cash flow	35.7	352.4	205.2
Acquisitions, net of cash acquired	(121.1)	(619.4)	(265.6)
Proceeds from sale of hospital	-	18.8	-
Proceeds from borrowings	1,350.0	500.0	412.0
Payments of borrowings	(1,186.3)	(16.9)	(585.4)
Repurchases of common stock	(233.1)	(134.5)	(222.3)
Payments of debt financing costs	(30.0)	(7.2)	(7.2)
Proceeds from exercise of stock options	12.1	11.5	23.9
Other	(15.2)	(12.2)	(7.0)
Net change in cash and cash equivalents	$(187.9)	$92.5	$(446.4)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash provided by operating activities less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Free operating cash flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our consolidated financial statements included elsewhere in this report.

Our cash flows provided by operating activities for the year ended December 31, 2016 as compared to 2015 were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the normal revenue cycle build-up of accounts receivable at certain of our recently acquired hospitals where we did not acquire outstanding accounts receivable.  Additionally, our cash flows provided by operating activities for the year ended December 31, 2016 as compared to 2015 were negatively impacted by increases in the amount and timing of payments for income taxes and interest and a decrease in the amount and timing of receipts related to certain Medicaid DSH programs These decreases were partially offset by decreases in the amount and timing of payments for accounts payable and accrued salaries.

Our cash flows provided by operating activities for the year ended December 31, 2015 as compared to 2014 were positively impacted by higher net income, improvements in the amount and timing of cash collections of outstanding accounts receivable, including the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities, and the timing of payments for income taxes.  These improvements were partially offset by an increase in the amount and timing of payments for accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our facilities to add new technologies, modernize facilities and expand the services available. These investments are designed to assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$158.5	2.5%	$126.4	2.4%	$116.0	2.6%
Growth capital	143.9	2.3	79.8	1.5	45.4	1.0
Information systems	97.1	1.5	68.5	1.3	45.7	1.0
	$399.5	6.3%	$274.7	5.2%	$207.1	4.6%

Depreciation expense	$342.4		$276.7		$247.6

Ratio of capital expenditures to
depreciation expense	116.7%		99.3%		83.6%

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

Our total capital expenditures in 2016 were higher than in 2015 as a result of our various capital commitments in connection with several of our facilities.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during 2016 is as follows (in millions):

					Capital Leases
					Assumed
		Proceeds		Debt Issuance	in Connection
	December 31,	from	Payments of	Costs, Discount	with Acquisitions	December 31,
	2015	Borrowings	Borrowings	and Premium (a)	and Other	2016
Senior Credit Agreement:
Term Facility	$-	$700.0	(8.7)	-	-	$691.3
Prior Credit Agreement:
Prior Term Facility	405.0	-	(405.0)	-	-	-
Incremental Term Loans	222.6	-	(222.6)	-	-	-
Prior Revolving Facility	-	150.0	(150.0)	-	-	-
6.625% Senior Notes	400.0	-	(400.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-	-	-	1,100.0
5.875% Senior Notes	500.0		-	-	-	500.0
5.375% Senior Notes	-	500.0	-	-	-	500.0
Unamortized debt issuance costs,
discount and premium	(22.2)	-	-	0.3	-	(21.9)
Capital leases and financing
obligations	63.4	-	(5.7)	-	87.2	144.9
	$2,668.8	$1,350.0	$(1,192.0)	$0.3	$87.2	$2,914.3

__________

(a)

Represents new capitalized debt issuance costs of approximately $12.0 million, write-offs of previously capitalized debt issuance costs and debt discount of approximately $8.1 million and amortization of debt issuance costs, discount and premium of $4.2 million.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at December 31, 2016 and 2015 (dollars in millions):

	December 31,	December 31,	Increase
	2016	2015	(Decrease)
Current portion of long-term debt	$22.3	$25.0	$(2.7)
Long-term debt, net	2,892.0	2,643.8	248.2
Unamortized debt issuance costs, discount and premium	21.9	22.2	(0.3)
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,936.2	2,691.0	245.2
Total LifePoint Health, Inc. stockholders' equity	2,180.4	2,263.9	(83.5)
Total capitalization	$5,116.6	$4,954.9	$161.7
Total debt to total capitalization	57.4%	54.3%	310	bps

Percentage of total debt:
Fixed rate debt	76.5%	76.7%
Variable rate debt	23.5	23.3
	100.0%	100.0%

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2017 as compared to 2016 as a result of our various capital commitments in connection with several of our facilities.

At December 31, 2016, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $521.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

We believe that cash generated from our operations and borrowings available under the Senior Credit Agreement will be adequate to meet our working capital needs, service existing debt, finance internal growth and fund capital expenditures and the purchase prices for certain small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

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

The following table summarizes our significant contractual obligations as of December 31, 2016 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	After 2021
Long-term debt obligations (a)	$3,585.8	$154.3	$315.9	$1,989.6	$1,126.0
Capital expenditure obligations (b)	1,547.7	224.2	291.1	294.3	738.1
Capital and financing lease obligations (c)	200.8	16.5	32.4	33.6	118.3
Operating lease obligations (d)	161.1	37.8	49.6	27.0	46.7
Other liabilities (e)	263.7	92.1	69.5	35.6	66.5
Purchase obligations (f)	804.8	272.2	302.6	173.6	56.4
Total	$6,563.9	$797.1	$1,061.1	$2,553.7	$2,152.0

______________

.00
(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations.  These amounts exclude our unamortized debt issuance costs, discount and premium and related non-cash amortization.  These obligations are explained further in Note 5 to our consolidated financial statements included elsewhere in this report.  We used the 2.52% effective interest rate at December 31, 2016 for our $691.3 million outstanding Term Facility to estimate interest payments on this variable rate debt instrument.

c
(b)

We are subject to annual capital expenditure commitments in connection with several of our facilities including our recent acquisitions. Additionally, we had projects under construction with an estimated additional cost to complete and equip of approximately $521.8 million as of December 31, 2016. However, because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.

(c)

Included in capital leases and financing obligations are the future cash payments, including interest, due under our capital lease and financing obligation agreements. These obligations are explained further in Note 11 to our consolidated financial statements included elsewhere in this report.

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

(e)

Included in other liabilities are the current and long-term portions of our reserves for self-insurance claims of $81.1 million and $161.5 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments.  Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.  Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plans sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.

(f)  The following table summarizes our significant purchase obligations as of December 31, 2016 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2017	2018 - 2019	2020 - 2021	After 2021
Shared centralized resource model agreements (1)	$351.0	$60.5	$119.0	$115.5	$56.0
IT Services (2)	96.5	65.1	30.1	1.3	-
GEMS obligations (3)	190.8	47.7	95.4	47.7	-
Other purchase obligations (4)	166.5	98.9	58.1	9.1	0.4
Total	$804.8	$272.2	$302.6	$173.6	$56.4

(1)

We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from two to seven years.

(2)

We have various arrangements with third parties to provide information technology services, including, but not limited to, financial, clinical, patient accounting and other information services to us under contracts ranging from one to four years.

(3)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2020.
(4)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2016.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $20.7 million as of December 31, 2016, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Approximately 99.1%, 98.6% and 99.4% of our revenues during the years ended December 31, 2016, 2015 and 2014, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2016	2015	2014
Medicare	37.3%	36.3%	36.3%
Medicaid	14.5	16.4	13.8
HMO's, PPO's and other private insurers	47.3	45.9	49.3
Certain changes have been made to the classification of our historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on our historical results of operations.

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. The net adjustments to estimated cost report settlements had the following impact to our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts):

			Diluted
		Net Income	Earnings (Loss)
	Revenues	(Loss)	Per Share
Year ended December 31, 2016	$6.3	$3.9	$0.09
Year ended December 31, 2015	$(0.5)	$(0.3)	$(0.01)
Year ended December 31, 2014	$2.5	$1.6	$0.03

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2016 were changed by 1%, our net income would change by approximately $49.8 million, or diluted earnings per share of $1.15. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts.  Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2016 and 2015 was $891.2 million and $796.8 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014, was $909.6 million, $800.1 million and $817.8 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories as of December 31, 2016 and 2015 are presented below (in millions). Prior year uninsured gross accounts receivable amounts have been adjusted to conform to current year presentation.

	December 31, 2016
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$1,393.5	77.6%	$283.2	27.7%	$1,676.7	59.4%
91 to 150 days	139.4	7.8	183.7	17.9	323.1	11.5
151 to 360 days	189.7	10.5	449.9	43.9	639.6	22.7
Over 361	73.0	4.1	107.6	10.5	180.6	6.4
	$1,795.6	100.0%	$1,024.4	100.0%	$2,820.0	100.0%

	December 31, 2015
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$1,064.3	83.5%	$246.7	26.1%	$1,311.0	59.1%
91 to 150 days	89.0	7.0	160.7	17.0	249.7	11.3
151 to 360 days	90.0	7.1	425.3	45.1	515.3	23.2
Over 361	30.8	2.4	111.0	11.8	141.8	6.4
	$1,274.1	100.0%	$943.7	100.0%	$2,217.8	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2016, our net income would change by approximately $7.8 million, or diluted earnings per share of $0.18. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2016 and 2015 was $1,777.9  million and $1,667.5 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2016, 2015 and 2014, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention and deductible levels.  Our deductible level for professional liability claims is $5.0 million per claim at December 31, 2016 with a $5.0 million inner aggregate per claim. Additionally, as of December 31, 2016, our deductible level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

Each year, we obtain quotes from various insurers with respect to the cost of obtaining insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention and deductible levels. Accordingly, changes in insurance costs affect the self-insured retention and deductible levels we choose each year.

Our reserves for self-insurance and deductible claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. Our expense for self-insurance and deductible claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention and deductible levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability.

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.31%, 1.35% and 1.50% at December 31, 2016, 2015 and 2014, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2016 and 2015 (in millions):

	December 31,	December 31,
	2016	2015
Undiscounted	$251.7	$205.0
Discounted (as reported)	$242.6	$196.2

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2016 and 2015 (in millions):

	2016	2015
Reserve at the beginning of the period	$196.2	$177.5
Increase for the provision of current year claims	96.3	72.8
Decrease for the provision of prior year claims	(31.0)	(21.7)
Payments related to current year claims	(5.4)	(6.1)
Payments related to prior year claims	(34.5)	(28.0)
Provision for the change in discount rate	0.2	0.9
Noncash change in reserve for claims in excess of self-insured retention levels	12.9	0.8
Liability assumed in acquisition	7.9	-
Reserve at the end of the period	$242.6	$196.2

As of December 31, 2016 and 2015, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

Our estimate of reserves for self-insured and deductible claims are based upon actuarial calculations and are significantly influenced by key assumptions and other factors. These factors include, but are not limited to: historical paid claims; trending of loss development factors; trends in the frequency and severity of claims, which can differ significantly by jurisdiction as a result of the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance and actuarial determined statistical confidence levels. Given the number of assumptions and characteristics of each assumption considered in establishing the reserves for self-insured claims, it is difficult to compute the individual financial impact of each assumption or groups of assumptions. Some of the assumptions are dependent upon the quantitative measurement of other assumptions, and therefore are not accurately evaluated in isolation. For example, a change in the frequency of claims assumption is also affected by the estimated severity of these claims resulting in an inability to properly isolate and quantify the impact of a change in this assumption.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2016 reserve:
As reported	$242.6
With 70% Confidence Level	$249.9
With 80% Confidence Level	$262.4
With 90% Confidence Level	$297.0

December 31, 2015 reserve:
As reported	$196.2
With 70% Confidence Level	$210.6
With 80% Confidence Level	$222.5
With 90% Confidence Level	$255.6

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annual actuarial calculations resulted in changes to our reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2016, 2015 and 2014, our related self-insured claims expense decreased by $31.0 million, $21.7 million and $9.8 million, which increased net income by approximately $19.4 million, $13.5 million and $6.4 million, or $0.45, $0.29 and $0.14 per diluted share, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with our stockholder-approved 2013 Long-Term Incentive Plan (the “2013 LTIP”). We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.  Our stock-based compensation expense was $22.0 million,  $35.0 million and $29.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We estimate the fair value of stock options granted using a binomial lattice option valuation model and a single option award approach. We use a binomial lattice option valuation model because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given our relatively large pool of unexercised options, we believe a binomial lattice option valuation model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions we used to develop the fair value estimates under our binomial lattice option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected volatility	32.2%	29.0%	29.0%
Risk-free interest rate	1.76	2.20	2.71
Expected dividends	-	-	-
Average expected term (years)	5.9	5.3	5.4
Fair value per share of stock options granted	$19.58	$18.66	$13.95

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2016 were 10% higher, our net income would decrease by approximately $1.2 million, or $0.03 loss per diluted share.

Generally, the fair value of our restricted stock unit awards is determined based on the closing price of our common stock on the trading date immediately prior to the grant date. However, of the restricted stock units granted during the years ended December 31, 2016, 2015 and 2014, 159,248, 145,000 and 236,000 were performance-based restricted stock units respectively, subject to the achievement of a combination of performance and/or market conditions. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three years.

The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The market condition for the targeted performance-based restricted stock units granted during each of the years ended December 31, 2016, 2015 and 2014 is based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For the performance-based restricted stock units granted during the years ended December 31, 2016 and 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.  For the performance-based restricted stock units granted during the year ended December 31, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.

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

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations.  Our deferred tax asset balances in our consolidated balance sheets were $364.7 million and $303.7 million as of December 31, 2016 and 2015, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $77.6 million and $64.5 million as of December 31, 2016 and 2015, respectively.

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

Our deferred tax assets exceeded our deferred tax labilities by $27.6 million as of December 31, 2016, excluding the impact of valuation allowances. Historically, we have produced federal taxable income, and as such, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the state valuation allowance of $77.6 million at December 31, 2016.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2016, we would incur approximately $11.6 million of additional tax payments for 2016 plus interest and penalties, if applicable.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2016, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,936.2 million, 23.5%, or $691.3 million, of which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of December 31, 2016 was 100 basis points higher during the year ended December 31, 2016, our net income would have decreased by approximately $4.3 million, or $0.10 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2016. As a result, the interest rate market risk implicit in these investments at December 31, 2016, if any, is low.

Item 8.  Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2017 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the information contained under the caption “Ownership of Equity Securities of the Company — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors — Director Nomination Process” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Item 11.  Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,”  “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Ownership of Equity Securities of the Company” and “Executive Compensation — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2017 annual meeting of stockholders.

Equity Compensation Plan Information

Effective June 4, 2013, upon the approval of our stockholders, we replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 LTIP, a new combined plan covering all of our employees and non-employee directors.  No shares remain available for grant under the 1998 LTIP or the ODSICP.

The following table provides aggregate information as of December 31, 2016, with respect to shares of common stock that may be issued in accordance with our equity compensation plans:

Number of Securities
Available for Future
	Number of Securities				Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		( c )
Equity Compensation Plans Approved by
Security Holders	4,092,992	(1)	$49.51	(2)	2,279,399	(3)
Equity Compensation Plans not Approved
by Security Holders	None		None		None
Total	4,092,992		$49.51		2,279,399

_________________

(1)	Includes the following:
•	4,088,028 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 1998 LTIP and the 2013 LTIP; and
•	4,964 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)

Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:
•	2,252,186 shares of common stock available for issuance in accordance with the 2013 LTIP; and
•	27,213 shares of common stock available for issuance in accordance with the Amended and Restated Management Stock Purchase Plan (the “MSPP”).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance —Independence and Related Person Transactions” and “Corporate Governance — Board Meetings and Committees”  included in our proxy statement relating to our 2017 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” and “—  Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2017 annual meeting of stockholders.

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

Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

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

4.3	—

Senior Debt Securities Indenture, dated as of December 4, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.4	—

Supplemental Indenture, dated as of December 4, 2015, by and among the Company, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.875% Senior Notes due 2023) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.5	—

Indenture, dated as of May 26, 2016, by and among Lifepoint Health, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 5.375% Senior Note due 2024) (incorporated by reference from exhibits to the Lifepoint Health, Inc. Current Report on Form 8-K filed May 26, 2016, File No. 000-51251).

4.6	—

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

LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendices A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*

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

10.15	—	LifePoint Health Deferred Compensation Plan Amended and Restated Effective January 1, 2016 (filed herewith).*
10.16	—

Credit Agreement, dated as of June 10, 2016, among LifePoint Health, Inc., as borrower, the lenders referred to therein, and Citibank, N.A. as administrative agent (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 13, 2016, File No. 000-51251).

10.17	—

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

10.19	—

Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 20, 2008, File No. 000-51251).*

10.20	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.21	—

Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan, dated June 2, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).*

10.22	—	Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan, dated January 23, 2017 (filed herewith).*
10.23	—

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

10.24	—

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

10.25	—

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

10.27	—

Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.28	—

Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.29	—

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

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (incorporated by reference from exhibits to the LifePoint Health, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, File No. 000-51251).*

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

Item 16.  Form 10-K Summary.

None.

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

The Company assessed its internal control system as of December 31, 2016 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, the Company has determined that, as of December 31, 2016, its system of internal control over financial reporting was effective.

The Company acquired Providence Hospitals effective February 1, 2016. The Company excluded these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. As of December 31, 2016, these hospitals constituted $166.0 million of total assets, and $231.7 million of revenues for the year then ended.

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

/s/ William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors	/s/ Michael S. Coggin Executive Vice President and Chief Financial Officer
Brentwood, Tennessee February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Health, Inc.

We have audited LifePoint Health, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Providence Hospitals, which are included in the 2016 consolidated financial statements of LifePoint Health, Inc. and constituted $166.0 million total assets as of December 31, 2016 and $231.7 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Providence Hospitals.

In our opinion, LifePoint Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Health, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of LifePoint Health, Inc. and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Health, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Health, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Health, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Health, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 17, 2017

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016, 2015 and 2014

(In millions, except per share amounts)

	2016	2015	2014
Revenues before provision for doubtful accounts	$7,273.6	$6,014.4	$5,300.9
Provision for doubtful accounts	909.6	800.1	817.8
Revenues	6,364.0	5,214.3	4,483.1

Salaries and benefits	3,047.4	2,496.9	2,134.5
Supplies	1,066.6	815.0	699.0
Other operating expenses	1,558.1	1,246.4	1,087.3
Other income	(29.9)	(49.7)	(71.9)
Depreciation and amortization	344.6	279.0	250.5
Interest expense, net	149.2	114.4	123.0
Debt transaction costs	22.0	-	-
Impairment charges	1.2	13.8	57.7
Other non-operating gain	-	(4.0)	-
	6,159.2	4,911.8	4,280.1

Income before income taxes	204.8	302.5	203.0
Provision for income taxes	73.0	109.5	68.1
Net income	131.8	193.0	134.9
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(9.9)	(11.1)	(8.8)
Net income attributable to LifePoint Health, Inc.	$121.9	$181.9	$126.1

Weighted average shares outstanding - basic	42.0	43.9	44.9
Effect of dilutive securities:
Stock options and other stock-based awards	1.2	2.2	1.8
Convertible debt instruments	-	-	0.2
Weighted average shares outstanding - diluted	43.2	46.1	46.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$2.90	$4.14	$2.81
Diluted	$2.82	$3.95	$2.69

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015 and 2014

(In millions)

	2016	2015	2014
Net income	$131.8	$193.0	$134.9

Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on changes in funded status of pension benefit obligations, net of benefit (provision) for income taxes of $0.1, ($0.9) and
$4.2 for the years ended December 31, 2016, 2015 and 2014, respectively	(0.1)	1.7	(7.8)
Other comprehensive (loss) income	(0.1)	1.7	(7.8)

Comprehensive income	131.7	194.7	127.1
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(9.9)	(11.1)	(8.8)
Comprehensive income attributable to LifePoint Health, Inc.	$121.8	$183.6	$118.3

LIFEPOINT HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2016 and 2015

(In millions)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$96.1	$284.0
Accounts receivable, less allowances for doubtful accounts of $891.2 and $796.8 at
December 31, 2016 and 2015, respectively	912.7	743.7
Inventories	154.3	127.7
Prepaid expenses	71.9	50.8
Other current assets	80.3	59.8
	1,315.3	1,266.0
Property and equipment:
Land	191.6	162.8
Buildings and improvements	2,601.6	2,272.3
Equipment	2,237.7	1,767.8
Construction in progress (estimated costs to complete and equip after December 31, 2016 is $521.8)	178.3	119.4
	5,209.2	4,322.3
Accumulated depreciation	(2,142.4)	(1,840.0)
	3,066.8	2,482.3

Intangible assets, net	80.3	70.6
Other long-term assets	78.7	510.4
Goodwill	1,777.9	1,667.5
Total assets	$6,319.0	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$261.2	$164.3
Accrued salaries	212.9	206.0
Income taxes payable	47.8	28.9
Other current liabilities	244.0	194.5
Current maturities of long-term debt	22.3	25.0
	788.2	618.7

Long-term debt, net	2,892.0	2,643.8
Deferred income taxes	50.0	94.4
Long-term portion of reserves for self-insurance claims	161.5	154.7
Other long-term liabilities	85.2	72.8
Total liabilities	3,976.9	3,584.4

Redeemable noncontrolling interests	113.7	103.6

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,301,082 and 66,613,238
shares issued at December 31, 2016 and 2015, respectively	0.7	0.7
Capital in excess of par value	1,584.2	1,556.4
Accumulated other comprehensive loss	(2.8)	(2.7)
Retained earnings	1,776.9	1,655.0
Common stock in treasury, at cost, 27,358,126 and 23,480,203 shares at December 31, 2016
and 2015, respectively	(1,178.6)	(945.5)
Total LifePoint Health, Inc. stockholders' equity	2,180.4	2,263.9
Noncontrolling interests	48.0	44.9
Total equity	2,228.4	2,308.8
Total liabilities and equity	$6,319.0	$5,996.8

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(In millions)

	2016	2015	2014
Cash flows from operating activities:
Net income	$131.8	$193.0	$134.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	29.4	30.0	27.3
Depreciation and amortization	344.6	279.0	250.5
Amortization of physician minimum revenue guarantees	9.9	12.0	14.7
Amortization of debt issuance costs, discounts and premium	5.4	5.1	14.0
Debt transaction costs	22.0	-	-
Impairment charges	1.2	13.8	57.7
Other non-operating gain	-	(4.0)	-
Deferred income taxes	(44.7)	(14.4)	22.8
Reserve for self-insurance claims, net of payments	25.4	17.9	11.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(123.7)	38.7	(54.3)
Inventories, prepaid expenses and other current assets	(24.8)	19.9	(18.6)
Accounts payable, accrued salaries and other current liabilities	45.7	(24.7)	(14.4)
Income taxes payable/receivable	18.9	61.9	(35.5)
Other	(5.9)	(1.1)	1.5
Net cash provided by operating activities	435.2	627.1	412.3

Cash flows from investing activities:
Purchases of property and equipment	(399.5)	(274.7)	(207.1)
Acquisitions, net of cash acquired	(121.1)	(619.4)	(265.6)
Proceeds from sale of hospital	-	18.8	-
Other	(0.1)	(1.0)	(0.5)
Net cash used in investing activities	(520.7)	(876.3)	(473.2)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	500.0	412.0
Payments of borrowings	(1,186.3)	(16.9)	(585.4)
Repurchases of common stock	(233.1)	(134.5)	(222.3)
Payments of debt financing costs	(30.0)	(7.2)	(7.2)
Proceeds from exercise of stock options	12.1	11.5	23.9
Other	(15.1)	(11.2)	(6.5)
Net cash (used in) provided by financing activities	(102.4)	341.7	(385.5)

Change in cash and cash equivalents	(187.9)	92.5	(446.4)
Cash and cash equivalents at beginning of period	284.0	191.5	637.9
Cash and cash equivalents at end of period	$96.1	$284.0	$191.5

Supplemental disclosure of cash flow information:
Interest payments	$138.8	$103.2	$112.8
Capitalized interest	$5.1	$2.2	$1.0
Income tax payments, net	$98.6	$62.0	$80.9

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(In millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (Loss)	Earnings	Stock	Interests	Total
Balance at January 1, 2014	47.1	$0.7	$1,470.7	$3.4	$1,347.0	$(611.7)	$22.5	$2,232.6
Net income	-	-	-	-	126.1	-	2.3	128.4
Other comprehensive loss	-	-	-	(7.8)	-	-	-	(7.8)
Exercise of stock options, tax benefits
of stock-based awards and other	0.8	-	28.0	-	-	-	-	28.0
Stock-based compensation	-	-	27.3	-	-	-	-	27.3
Repurchases of common stock, at cost	(3.9)	-	-	-	-	(222.3)	-	(222.3)
Conversion of 3 ½ % Notes	0.6	-	(22.1)	-	-	23.0	-	0.9
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(7.7)	-	-	-	4.4	(3.3)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.9)	(1.9)
Balance at December 31, 2014	44.6	0.7	1,496.2	(4.4)	1,473.1	(811.0)	27.3	2,181.9
Net income	-	-	-	-	181.9	-	1.7	183.6
Other comprehensive income	-	-	-	1.7	-	-	-	1.7
Exercise of stock options and tax benefits
of stock-based awards	0.3	-	19.4	-	-	-	-	19.4
Stock-based compensation	-	-	30.0	-	-	-	-	30.0
Repurchases of common stock, at cost	(1.8)	-	-	-	-	(134.5)	-	(134.5)
Issuance of warrant and reclassification
of warrant liability	-	-	13.7	-	-	-	-	13.7
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(2.9)	-	-	-	18.3	15.4
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(2.4)	(2.4)
Balance at December 31, 2015	43.1	0.7	1,556.4	(2.7)	1,655.0	(945.5)	44.9	2,308.8
Net income (loss)	-	-	-	-	121.9	-	(1.6)	120.3
Other comprehensive loss	-	-	-	(0.1)	-	-	-	(0.1)
Exercise of stock options and tax benefits
of stock-based awards	0.7	-	12.1	-	-	-	-	12.1
Stock-based compensation	-	-	29.4	-	-	-	-	29.4
Repurchases of common stock, at cost	(3.9)	-	-	-	-	(233.1)	-	(233.1)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(13.7)	-	-	-	6.6	(7.1)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.9)	(1.9)
Balance at December 31, 2016	39.9	$0.7	$1,584.2	$(2.8)	$1,776.9	$(1,178.6)	$48.0	$2,228.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $223.5 million, $235.5 million and $223.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), the prior senior secured term loan facility (the “Prior Term Facility”) and prior senior secured incremental term loans (the “Incremental Term Loans”) under its prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs, discount and premium, as of December 31, 2016 and December 31, 2015 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Senior Credit Agreement:
Term Facility	$691.3	$-	$684.4	$-
Prior Credit Agreement:
Prior Term Facility	$-	$405.0	$-	$404.5
Incremental Term Loans	$-	$222.6	$-	$222.3
6.625% Senior Notes	$-	$400.0	$-	$414.0
5.5% Senior Notes	$1,100.0	$1,100.0	$1,127.5	$1,105.5
5.875% Senior Notes	$500.0	$500.0	$503.8	$506.3
5.375% Senior Notes	$500.0	$-	$483.1	$-

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  On June 10, 2016, the Company repaid the outstanding balances of the Prior Term Facility and the Incremental Term Loans with the proceeds from the $700.0 million Term Facility.  Additionally, on May 26, 2016, the Company issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of the outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 5.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016		2015		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$2,372.4	37.3%	$1,894.9	36.3%	$1,627.6	36.3%
Medicaid	922.5	14.5	855.2	16.4	619.8	13.8
HMOs, PPOs and other private insurers	3,015.0	47.3	2,393.5	45.9	2,210.5	49.3
Self-pay	832.8	13.1	749.0	14.4	744.9	16.6
Other	130.9	2.1	121.8	2.3	98.1	2.2
Revenues before provision for
doubtful accounts	7,273.6	114.3	6,014.4	115.3	5,300.9	118.2
Provision for doubtful accounts	(909.6)	(14.3)	(800.1)	(15.3)	(817.8)	(18.2)
Revenues	$6,364.0	100.0%	$5,214.3	100.0%	$4,483.1	100.0%

Certain changes have been made to the Company’s classification of historical sources of revenues.  Primarily, the Company changed the classification of revenues related to its managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for each of the periods presented above.  This change had no impact on the Company’s historical results of operations.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements had the following impact to the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts):

			Diluted
		Net Income	Earnings (Loss)
	Revenues	(Loss)	Per Share
Year ended December 31, 2016	$6.3	$3.9	$0.09
Year ended December 31, 2015	$(0.5)	$(0.3)	$(0.01)
Year ended December 31, 2014	$2.5	$1.6	$0.03

The net cost report settlements due to the Company at December 31, 2016 were $3.5 million and included under the caption “Accounts receivable” in the accompanying consolidated balance sheet.  The net cost report settlements due from the Company at December 31, 2015 were $12.9 million and included under the caption “Other current liabilities” in the accompanying consolidated balance sheets.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage.  The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2016, 2015 and 2014, the Company estimates that its costs of care provided under its charity care programs approximated $32.5 million, $23.3 million and $21.2 million, respectively.  The increase in the Company’s estimated costs of charity care provided during the year ended December 31, 2016 as compared to the years ended December 31, 2015 and 2014 was primarily a result of the Company’s 2016 acquisitions. The Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

		Additions	Accounts
	Balances at	Recognized as	Written Off,
	Beginning of	a Reduction to	Net of	Balances at
	Year	Revenues	Recoveries	End of Year
Year ended December 31, 2016	$796.8	$909.6	$(815.2)	$891.2
Year ended December 31, 2015	$709.5	$800.1	$(712.8)	$796.8
Year ended December 31, 2014	$741.2	$817.8	$(849.5)	$709.5

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 49.4% and 51.7% as of December 31, 2016 and 2015, respectively.  The decrease in the resulting ratio of the allowance for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at December 31, 2016 as compared to December 31, 2015 is primarily a result of our 2016 acquisitions. Additionally, as of December 31, 2016 and 2015, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 92.6% and 88.9%, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Concentration of Revenues

During the years ended December 31, 2016, 2015 and 2014, approximately 51.8%,  52.7% and 50.1%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2016, 2015 and 2014:

		Revenue Concentration by State
	Hospital Campuses	2016		2015		2014
	in State as of		% of		% of		% of
	December 31, 2016	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$947.9	14.9%	$580.3	11.1%	$372.6	8.3%
Kentucky	10	679.9	10.7	638.5	12.2	587.9	13.1
Virginia	6	661.8	10.4	641.9	12.3	624.4	13.9
Pennsylvania	4	562.5	8.8	566.5	10.9	*	*
Michigan	3	468.0	7.4	476.2	9.1	460.8	10.3
Georgia	2	453.7	7.1	*	*	*	*
Tennessee	10	450.1	7.1	420.7	8.1	404.5	9.0
New Mexico	2	320.4	5.0	287.3	5.5	266.5	5.9

___________

* - Not considered significant for the period presented.

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

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”).  In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state.  Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services (“CMS”).  EHR incentive payments are subject to audit and potential recoupment if it is determined that the Company’s hospitals did not meet the applicable meaningful use standards required in connection with such incentive payments.  Furthermore, EHR incentive payments are subject to retrospective adjustment because the cost report data upon which the payments are based are further subject to audit.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $29.9 million, $49.7 million and $71.9 million in EHR incentive payments, respectively, under the Medicare and Medicaid HITECH Act programs, collectively.  These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”.  Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $10.9 million and $22.9 million as of December 31, 2016 and 2015, respectively, and are included in the accompanying consolidated balance sheets under the caption “Other current assets”.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Depreciation expense was $342.4 million, $276.7 million and $247.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense related to assets under capital leases and financing obligations and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2016, the majority of the Company’s assets under capital leases and financing obligations are primarily comprised of prepaid capital leases. The Company’s assets under capital leases and financing obligations are set forth in the following table at December 31, 2016 and 2015 (in millions):

	2016	2015
Buildings and improvements	$390.0	$305.6
Equipment	23.0	19.4
	413.0	325.0
Accumulated amortization	(127.7)	(108.6)
	$285.3	$216.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

During the year ended December 31, 2016, the Company recognized a  pre-tax impairment charge of $1.2 million related to the write-off of certain capital assets which the Company determined were no longer a necessary component of its ongoing information technology strategy.    As more fully discussed in Note 3, during the years ended December 31, 2015 and 2014, the Company recognized pre-tax impairment charges of $13.8 million and $57.7 million, respectively, in connection with the divestiture of certain of its hospitals. A portion of these charges related to the write-down of property and equipment to their estimated fair values.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2016, 2015 and 2014, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

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

Point of Life Indemnity, Ltd.

The Company operates, with approval from the Cayman Islands Monetary Authority, a captive insurance company under the name Point of Life Indemnity, Ltd.  Through this wholly-owned subsidiary of the Company, the captive insurance company issues malpractice insurance policies to certain of the Company’s employed physicians in addition to providing compensation deductible coverage. Fees charged to these employed physicians are eliminated in consolidation. Reserves for the Company’s estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for professional liability self-insurance claims, as further discussed in this note.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention and deductible levels.  The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2016 with a $5.0 million inner aggregate per claim. Additionally, the Company’s deductible for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state.  The Company’s self-insured retention and deductible levels are evaluated annually as a part of its insurance program’s renewal process.

The Company’s reserves for self-insurance and deductible claims reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance and deductible claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention and deductible levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance and deductible claims was approximately $76.9 million, $56.4 million and $50.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company experienced an increase in its insurance expenses for the year ended December 31, 2016 primarily as a result of recording an accrual for loss contingencies for cardiology-related legal proceedings as described further in Note 11.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.31%, 1.35% and 1.50% at December 31, 2016, 2015 and 2014, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

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

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2016 and 2015 (in millions):

	2016	2015
Current portion	$81.1	$41.5
Long-term portion	161.5	154.7
	$242.6	$196.2

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semi-annual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2016, 2015 and 2014, the Company’s related self-insured claims expense decreased by $31.0 million, $21.7 million and $9.8 million, which increased net income by approximately $19.4 million, $13.5 million and $6.4 million, or $0.45,  $0.29 and $0.14  per diluted share, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $39.4 million and $28.5 million at December 31, 2016 and 2015, respectively, and is included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

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

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2016 and 2015 (in millions):

Balance at January 1, 2015	$27.3
Net income attributable to noncontrolling interests	1.7
Noncash change as a result of acquisition and other	18.3
Distributions	(2.4)
Balance at December 31, 2015	44.9
Net loss attributable to noncontrolling interests	(1.6)
Noncash change as a result of acquisition and other	6.6
Distributions	(1.9)
Balance at December 31, 2016	$48.0

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

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2016 and 2015 (in millions):

Balance at January 1, 2015	$87.1
Net income attributable to redeemable noncontrolling interests	9.4
Noncash change as a result of acquisition and other	8.0
Fair value adjustments	3.6
Distributions	(4.5)
Balance at December 31, 2015	103.6
Net income attributable to redeemable noncontrolling interests	11.5
Noncash change as a result of acquisition and other	(0.8)
Fair value adjustments	8.0
Distributions	(8.6)
Balance at December 31, 2016	$113.7

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years.  The Company recognizes compensation expense for these awards over their requisite service period.  For the years ended December 31, 2016, 2015 and 2014, expense related to the Company’s deferred cash awards was approximately $10.4 million, $8.6 million and $7.6 million, respectively.    As of December 31, 2016, there was $15.3 million of total estimated unrecognized compensation costs related to deferred cash awards arrangements.  The Company expects to recognize this cost over a weighted average period of 1.3 years.

Defined Contribution Plans

The Company maintains multiple defined contribution retirement plans that cover a majority of the Company’s employees with a discretionary matching policy based on the Company’s financial performance and definite contribution formulas for employees at certain facilities. The Company’s expense related to its defined contribution plans was $27.3 million, $23.6 million and $24.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Benefit Pension Plans

The Company maintains certain defined benefit pension plans for a small population of the Company’s employees. The Company accounts for its defined benefit pension plans in accordance with ASC 715-30 “Compensation – Defined Benefit Plans”, (“ASC 715-30”).  In accordance with ASC 715-30, the Company recognizes the unfunded liability of its defined benefit pension plans in the Company’s consolidated balance sheets and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss).  The measurement date of the defined benefit pension plans’ assets and liabilities coincides with the Company’s year-end.   The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases, when applicable, expected long-term returns on plan assets and consider expected age of retirement and mortality. The Company’s defined benefit pension plans are described further in Note 10.

Earnings Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and the effect of stock options, other stock-based awards, common stock warrants and convertible debt instruments, when dilutive. The Company’s previously outstanding convertible debt instrument was included in the calculation of diluted earnings per share for the year ended December 31, 2014 whether or not the contingent requirements were met for conversion when its conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instrument was outstanding.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Accounting Standards Not Yet Adopted

ASU 2016-9, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”).  ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements.  ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years.  The Company anticipates that the adoption of ASU 2016-9 will primarily impact its results of operations for the recognition of excess tax benefits or deficits related to the settlement of share-based payment awards in its provision for income taxes rather than through stockholders’ equity. However, the Company does not anticipate that its adoption of ASU 2016-9 will result in a significant impact to its financial position or cash flows.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, together along with subsequent amendments, updates and an extension of the effective date, (collectively the “New Revenue Standard”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance.  The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements.  Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the cumulative catch-up transition method.  The full retrospective method requires application of the provisions of the New Revenue Standard for all periods presented while the cumulative catch-up transition method requires the application of the provisions of the New Revenue Standard as of the date of adoption with the cumulative effect of the retrospective application of the provisions as an adjustment through retained earnings.  Currently, the Company anticipates adopting the provisions of the New Revenue Standard using the full retrospective method for all periods presented.  Early adoption is permitted starting with annual periods beginning after December 31, 2016.  The Company does not plan to early adopt.

As the Company progresses with its implementation efforts to adopt the New Revenue Standard, management continues to evaluate and refine its estimates of the anticipated impacts it will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, the Company is continuing to evaluate its population of revenue sources to determine an appropriate level of stratification, as well as assess all of the potential effects the New Revenue Standard will have on variable consideration arising from settlements with third party payors, disproportionate share hospital payments and bundled payments.  However, the Company does anticipate that, as a result of certain changes required by the New Revenue Standard, the majority of its provision for doubtful accounts will be recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at revenue.

Note 2. Acquisitions

2016 Acquisitions

Central North Carolina Market

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $191.9 million in cash, including net working capital, excluding accounts receivable, plus the assumption of certain capital lease obligations of approximately $86.4 million. The purchase price of Frye and Central Carolina, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015. The results of operations of Frye and Central Carolina are included in the Company’s results of operations beginning on January 1, 2016.

St. Francis Hospital (“St. Francis”)

Effective January 1, 2016, the Company acquired St. Francis Hospital, a 376 bed acute care hospital located in Columbus, Georgia for approximately $241.3 million, net of cash acquired. The purchase price of St. Francis, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015. The results of operations of St. Francis are included in the Company’s results of operations beginning on January 1, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Providence Hospitals (“Providence”)

Effective February 1, 2016, the Company acquired Providence Hospitals for approximately $131.1 million, including net working capital, net of cash acquired.  Providence is comprised of Providence Hospital (Downtown), a 258 bed acute care hospital, and Providence Hospital Northeast, a 74 bed acute care hospital, each located in Columbia, South Carolina.  The results of operations of Providence are included in the Company’s results of operations beginning on February 1, 2016.

The final fair values assigned to the assets acquired and liabilities assumed at the date of acquisition in connection with the Company’s 2016 hospital acquisitions in the aggregate were as follows (in millions):

Current assets	$93.2
Property and equipment	518.2
Intangible assets	14.4
Other long-term assets	2.9
Goodwill	109.9
Total assets acquired, excluding cash	738.6
Current liabilities	(78.2)
Long-term debt	(83.5)
Other long-term liabilities	(12.6)
Total liabiliites assumed	(174.3)
Net assets acquired	$564.3

2015 Acquisitions

Watertown Regional Medical Center (“Watertown”)

     Effective September 1, 2015, the Company acquired an 80% interest in an entity that owns and operates Watertown, a 95 bed acute care hospital located in Watertown, Wisconsin for total consideration, including 80% of the net working capital, of approximately $32.9 million, comprised of $30.9 million in cash and the issuance of a warrant with an estimated fair value of $2.0 million. The Company’s common stock warrants are described further in Note 8. The results of operations of Watertown are included in the Company’s results of operations beginning on September 1, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

2014 Acquisitions

Conemaugh Health System (“Conemaugh”)

Effective September 1, 2014, through Duke LifePoint Healthcare, the Company acquired Conemaugh for total consideration, including net working capital, of approximately $125.0 million, comprised of $115.0 million in cash and the issuance of a warrant with an estimated fair value of $10.0 million. The Company’s common stock warrants are described further in Note 8. Conemaugh is comprised of Conemaugh Memorial Medical Center, a 470 bed acute care hospital, 39 bed rehabilitation facility and 30 bed long-term care facility located in Johnstown, Pennsylvania, Meyersdale Medical Center, a 20 bed critical access hospital located in Meyersdale, Pennsylvania, and Miners Medical Center, a 30 bed acute care hospital located in Hastings, Pennsylvania. The results of operations of Conemaugh are included in the Company’s results of operations beginning on September 1, 2014.

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

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements totaling $3.7 million, $58.7 million and $16.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Additionally, during the year ended December 31, 2015, the Company recorded a bargain purchase gain of approximately $4.0 million,  $2.5 million net of income taxes, or $0.05 per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with the acquisition of a hospital, exceeding the total cash consideration paid.  This amount is reflected in the accompanying consolidated statement of operations under the caption “Other non-operating gain” for the year ended December 31, 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 3. Divestitures

Putnam Community Medical Center

Effective May 1, 2015, the Company sold Putnam Community Medical Center (“Putnam”) located in Palatka, Florida for $18.8 million, including net working capital.  Included in the Company’s consolidated statements of operations is a net loss before income taxes attributable to Putnam of $2.6 million for the year ended December 31, 2015, and net income before income taxes attributable to Putnam of $3.2 million for the year ended December 31, 2014.

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

Northwest Alabama Market

Effective January 1, 2015, the Company sold substantially all of the assets of Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama. Included in the Company’s consolidated statements of operations is net income before income taxes attributable to these three facilities in the aggregate of $1.7 million for the year ended December 31, 2015, and net losses before income taxes attributable to these three facilities in the aggregate of $0.3 million for the year ended December 31, 2014.

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

River Parishes

Effective November 1, 2014, the Company sold certain assets of River Parishes Hospital (“River Parishes”) located in LaPlace, Louisiana and discontinued its operation. Included in the Company’s consolidated statements of operations is a net loss before income taxes attributable to River Parishes of $4.0 million for the year ended December 31, 2014.

In connection with the Company’s sale of River Parishes, the Company recognized an impairment charge of $12.2 million, $7.8 million net of income taxes, or $0.16 loss per diluted share, during the year ended December 31, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 (in millions):

Balance at January 1, 2015	$1,636.1
Acquisitions	31.5
Divestitures	(5.3)
Adjustments related to prior year acquisitions	5.2
Balance at December 31, 2015	1,667.5
Acquisitions	110.4
Balance at December 31, 2016	$1,777.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2016 and 2015 (in millions):

	2016	2015
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$40.9	$48.9
Accumulated amortization	(24.6)	(28.9)
Net total	16.3	20.0
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(13.4)	(11.2)
Net total	6.8	9.0
Total amortized intangible assets
Gross carrying amount	61.1	69.1
Accumulated amortization	(38.0)	(40.1)
Net total	23.1	29.0

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.4	30.6
Licenses, provider numbers, accreditations and other	21.8	11.0
Net total	57.2	41.6

Total intangible assets:
Gross carrying amount	118.3	110.7
Accumulated amortization	(38.0)	(40.1)
Net total	$80.3	$70.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2016 and 2015, the Company’s liability for contract-based physician minimum revenue guarantees was $8.3 million and $8.1 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Licenses, Provider Numbers, Accreditations, Trade Names and Other

To operate hospitals, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies.  The Company has acquired facilities in certain jurisdictions that require licenses, provider numbers and accreditations. Additionally, the Company has acquired trade names in connection with certain acquisitions. The Company has determined that these intangible assets have an indefinite useful life.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2016, 2015 and 2014 was $12.1 million, $14.5 million and $17.6 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2017	$9.8
2018	6.7
2019	4.1
2020	1.8
2021	0.6
Thereafter	0.1
$23.1

Note 5.   Long-Term Debt

The Company’s long-term debt, all of which was senior, consists of the following at December 31, 2016 and 2015 (in millions):

	2016	2015
Senior Credit Agreement:
Term Facility	$691.3	$-
Prior Credit Agreement:
Prior Term Facility	-	405.0
Incremental Term Loans	-	222.6
6.625% Senior Notes	-	400.0
5.5% Senior Notes	1,100.0	1,100.0
5.875% Senior Notes	500.0	500.0
5.375% Senior Notes	500.0	-
Unamortized debt issuance costs, discount and premium	(21.9)	(22.2)
	2,769.4	2,605.4

Capital leases and financing obligations	144.9	63.4
Total debt	$2,914.3	$2,668.8

Maturities of the Company’s long-term debt at December 31, 2016, excluding unamortized debt issuance costs, premium and other obligations that do not require eventual settlement in cash, are as follows for the years indicated (in millions):

2017	$22.3
2018	22.2
2019	31.5
2020	40.9
2021	1,701.8
Thereafter	1,090.6
$2,909.3

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Senior Credit Agreement

Terms

On June 10, 2016, the Company replaced the Prior Credit Agreement with the Senior Credit Agreement maturing on June 10, 2021. The Senior Credit Agreement provides for the $700.0 million Term Facility and a  $600.0 million senior secured revolving credit facility (the “Revolving Facility’).  The proceeds from the Term Facility were used to repay the outstanding Prior Term Facility and Incremental Term Loans under the Prior Credit Agreement and to pay related fees and expenses, and thereafter, for general corporate purposes.    The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  Additionally, the Term Facility and Incremental Term Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement. The Senior Credit Agreement is guaranteed, on a senior basis, by the Company’s subsidiaries that guaranteed the Prior Credit Agreement, subject to certain exceptions. The Senior Credit Agreement is secured by collateral consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes issued by the Company’s subsidiaries and owned by the Company and each guarantor, subject to certain exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available for borrowing under the Revolving Facility.  As of December 31, 2016, the Company had $20.7 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.  During 2016, the Company borrowed and repaid $150.0 million under the Revolving Facility associated with the Prior Credit Agreement for general corporate purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $579.3 million as of December 31, 2016.

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

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of December 31, 2016, the applicable annual interest rate under the Term Facility was 2.52%, which was based on the 30-day adjusted LIBOR of 0.77% plus the applicable margin.

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  The Company was in compliance with this covenant as of December 31, 2016.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

December 31, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Debt Transaction Costs

In connection with the various debt transactions discussed above, the Company capitalized $16.0 million of new debt issuance costs and recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.32 loss per diluted share, during the year ended December 31, 2016. The debt transaction costs include the write-offs of previously capitalized debt issuance costs and new non-capital costs related to the Company’s various debt transactions entered into during the second quarter of 2016.  Additionally, the Company capitalized costs incurred in connection with various issuances of debt of $7.2 million during each of the years ended December 31, 2015 and 2014.

Note 6. Income Taxes

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following (in millions):

	2016	2015	2014
Current:
Federal	$113.2	$122.8	$47.2
State	7.9	7.9	1.4
	121.1	130.7	48.6

Deferred:
Federal	(47.5)	(17.1)	26.7
State	(9.4)	(2.9)	(4.8)
	(56.9)	(20.0)	21.9
Change in valuation allowance	8.8	(1.2)	(2.4)
Total	$73.0	$109.5	$68.1

     The increase in the valuation allowance during the year ended December 31, 2016 was primarily the result of state net operating loss carry forwards that management believes, after evaluation of the four sources of taxable income pursuant to ASC 740, may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain separate return filing states.  Various subsidiaries have state net operating loss carryforwards in the aggregate of approximately $1.1 billion, primarily in Alabama, Florida, Georgia, Indiana, Louisiana, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia, with expiration dates through the year 2036.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income before income taxes and excluding net income from non-controlling interests for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	(2.1)	2.2	1.0
Valuation allowances	4.5	(1.1)	(1.3)
Other items, net	0.1	1.5	0.4
Effective income tax rate	37.5%	37.6%	35.1%

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2016 and 2015 (in millions):

	2016	2015
Deferred income tax liabilities:
Depreciation and amortization	$(332.7)	$(329.2)
Prepaid expenses	(4.3)	(2.8)
Other	(0.1)	(1.6)
Total deferred income tax liabilities	(337.1)	(333.6)

Deferred income tax assets:
Provision for doubtful accounts	56.3	50.8
Employee compensation	99.5	103.7
Professional liability claims	65.4	53.4
Net operating losses and other	143.5	95.8
Total deferred income tax assets	364.7	303.7
Valuation allowance	(77.6)	(64.5)
Net deferred income tax assets	287.1	239.2
Deferred income taxes	$(50.0)	$(94.4)

The Company’s liability for unrecognized tax benefits was nominal at December 31, 2016 and 2015.

The Company’s U.S. Federal income tax returns for tax years 2013 and beyond remain subject to examination by the Internal Revenue Service.  The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state.  Generally, the Company’s various state income tax returns for tax years 2010 and beyond remain subject to examination by various state taxing authorities.

Note 7. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2016 and 2015 (in millions):

	2016	2015
Current portion of reserves for self-insurance claims	$81.1	$41.5
Self-insured medical benefits liability	39.4	28.5
Accrued interest	12.1	14.4
Accrued provider taxes related to Medicaid supplemental payment programs	10.9	10.4
Accrued property taxes	8.1	8.2
Physician minimum revenue guarantee liability	8.3	8.1
Other	84.1	83.4
	$244.0	$194.5

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”), a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”), and a repurchase plan adopted on September 14, 2016 (the “2016 Repurchase Plan”).  The 2014 Repurchase Plan and 2015 Repurchase Plan each provided for the repurchase of up to $150.0 million in shares of the Company’s common stock, respectively, and the Company has repurchased all shares authorized for repurchase under these plans. The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of the Company’s common stock through March 14, 2018. As of December 31, 2016, the Company had remaining authority to repurchase approximately $100.0 million in shares in accordance with the 2016 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The following tables summarize the Company’s share repurchases in accordance with its stock repurchase plans for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts):

		Total	Weighted
		Number	Average
		of Shares	Price Paid
	Amount	Repurchased	per Share
Year ended December 31, 2016	$225.0	3.8	$60.05
Year ended December 31, 2015	$125.0	1.7	$74.64
Year ended December 31, 2014	$214.7	3.8	$57.00

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder-approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each the years ended December 31, 2016, 2015 and 2014 for an aggregate price of approximately $8.1 million, $9.5 million and $7.6 million, respectively. The Company has designated these shares as treasury stock.

Common Stock Warrants

As partial consideration in connection with the Company’s acquisitions of Watertown and Conemaugh, the Company issued a warrant to each seller with rights to purchase shares of the Company’s common stock. The Watertown warrant provides rights to purchase 55,024 shares of the Company’s common stock at an exercise price of $80.37 per share and is exercisable ratably over three years beginning on September 1, 2016 and expires August 31, 2025. The Conemaugh warrant provides rights to purchase 290,514 shares of the Company’s common stock at an exercise price of $74.15 per share and is exercisable ratably over three years beginning on September 1, 2015 and expires August 31, 2024. These warrants carry a combined estimated fair value of $13.7 million and are classified as stockholders’ equity in the accompanying consolidated balance sheets under the caption “Capital in excess of par value” as of December 31, 2016 and 2015.

Comprehensive Income

Comprehensive income consists of two components:  net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligations resulted in a pretax comprehensive loss of $0.2 million, or $0.1 million net of taxes, for the year ended December 31, 2016, a pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, for the year ended December 31, 2015, and a pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, for the year ended December 31, 2014.  The Company’s defined benefit pension plans are further discussed in Note 10.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Stock Options

The Company granted options to purchase 939,417,  828,910 and 716,150 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the years ended December 31, 2016, 2015 and 2014, respectively.  Options to purchase shares granted to the Company’s officers and employees were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. Options to purchase shares granted to the Company’s officers and employees become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected volatility	32.2%	29.0%	29.0%
Risk-free interest rate	1.76	2.20	2.71
Expected dividends	-	-	-
Average expected term (years)	5.9	5.3	5.4
Fair value per share of stock options granted	$19.58	$18.66	$13.95

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2016 is as follows:

						Weighted
		Weighted				Average
		Average	Weighted		Aggregate	Remaining
	Number	Exercise	Average	Total	Intrinsic	Contractual
Stock Options	Shares	Price	Fair Value	Fair Value	Value (a)	Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2015	3,674,772	$46.46	$13.20	$48.5	$99.0	6.59
Exercisable at December 31, 2015	2,180,867	$36.26	$11.16	$24.3	$81.0	5.24
Unvested at December 31, 2015	1,493,905	$61.34	$16.18	$24.2	$18.0	8.55
Granted	939,417	$64.18	$19.58	$18.4	N/A	N/A
Exercised	(273,272)	$43.59	$12.22	$(3.3)	$4.4	N/A
Forfeited (pre-vest cancellation)	(221,223)	$65.42	$18.52	$(4.1)	N/A	N/A
Vested	727,630	$56.83	$15.04	$11.0	N/A	N/A
Expired (post-vest cancellation)	(31,666)	$71.00	$18.65	$(0.6)	N/A	N/A
Outstanding at December 31, 2016	4,088,028	$49.51	$14.40	$58.9	$45.7	6.21
Exercisable at December 31, 2016	2,603,559	$40.82	$12.04	$31.4	$44.9	4.87
Unvested at December 31, 2016	1,484,469	$64.74	$18.54	$27.5	$0.8	8.58

_________________________

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.4 million,  $8.7 million and $14.8 million, respectively. The Company received $12.1 million, $11.5 million and $23.9 million in cash from stock option exercises during the years ended December 31, 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.4 million, $2.1 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

As of December 31, 2016, there was $16.8 million of total estimated unrecognized compensation cost related to stock options. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

     The Company granted 159,868,  146,155 and 133,871 restricted stock units to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the years ended December 31, 2016, 2015 and 2014, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the years ended December 31, 2016, 2015 and 2014 , the Company granted  159,248, 145,000 and 236,000 targeted performance-based restricted stock units, respectively, subject to the achievement of a combination of performance and/or market conditions. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three years.

The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The market condition for the targeted performance-based restricted stock units granted during each of the years ended December 31, 2016, 2015 and 2014 is based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For the performance-based restricted stock units granted during the years ended December 31, 2016 and 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.  For the performance-based restricted stock units granted during the year ended December 31, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.

The fair values of these restricted stock units were determined based on a combination, where applicable, of the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.   The Company recognizes compensation expense for the portion of the targeted performance-based restricted stock units subject to market conditions even if the condition is never satisfied. However, if the performance conditions are not met for the portion of the targeted performance-based restricted stock units subject to such performance conditions, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

A summary of other stock-based awards activity during the year ended December 31, 2016 is as follows:

		Weighted		Aggregate
	Number	Average	Total	Intrinsic
Other Stock-Based Awards	Shares	Fair Value	Fair Value	Value
			(In millions)	(In millions)
Outstanding at December 31, 2015	937,291	$64.17	$60.2	$68.8
Granted	319,116	$68.55	$21.9	N/A
Vested	(423,200)	$48.37	$(20.5)	$26.2
Forfeited (pre-vest cancellation)	(95,283)	$75.18	$(7.2)	N/A
Outstanding at December 31, 2016	737,924	$73.70	$54.4	$41.9
Unvested at December 31, 2016	682,339	$74.77	$51.0	$38.8

As of December 31, 2016, there was $20.4 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.5 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2016, 2015 and 2014:

							Deferred
			Stock Options		Other Stock-Based		Stock Units
			Outstanding		Awards Outstanding		Outstanding
				Weighted		Weighted
	Shares			Average		Average
	Available		Number of	Exercise	Number of	Grant Date	Number of
	For Grant		Shares	Price	Shares	Price	Shares
January 1, 2014	3,436,190		3,099,272	$36.30	1,189,764	$37.79	11,079
Stock-based awards granted (a),(b)	(1,489,180)		716,150	52.87	369,871	66.91	-
Stock-based awards cancelled under the 1998 LTIP (c)	-		(959)	15.23	(1,335)	38.95	-
Stock-based awards cancelled under the MSPP (d)	6,257		-	-	(6,257)	10.87	-
Stock-based awards exercised or vested	-		(641,653)	37.04	(444,023)	33.44	(798)
December 31, 2014	1,953,267		3,172,810	39.90	1,108,020	49.55	10,281
Stock-based awards granted (a),(b)	(1,740,474)		828,910	71.03	291,155	82.07	-
Stock-based awards cancelled under the 2013 LTIP	92,742		(43,667)	63.26	(23,481)	65.23	-
Stock-based awards cancelled under the 1998 LTIP (c)	-		(10,134)	43.42	(4,002)	44.34	-
Stock-based awards cancelled under the MSPP (d)	387		-	-	(387)	12.15	-
Increase in shares available for grant upon
stockholder approval	3,368,611		-	-	-	-	-
Stock-based awards exercised or vested	-		(273,147)	42.26	(434,014)	39.03	(5,317)
December 31, 2015	3,674,533		3,674,772	46.46	937,291	64.17	4,964
Stock-based awards granted (a),(b)	(1,939,198)		939,417	64.18	319,116	68.55	-
Stock-based awards cancelled under the 2013 LTIP	544,064		(252,889)	66.12	(95,283)	75.18	-
Stock-based awards exercised or vested	-		(273,272)	43.59	(423,200)	48.37	-
December 31, 2016	2,279,399	(e)	4,088,028	$49.51	737,924	$73.70	4,964

________________

(a)	Under the 2013 LTIP, stock-based awards are granted at a rate of 1.00 share for each stock option or appreciation rights award and 2.09 shares for each full-value award per 1.00 shared granted.
(b)

Of the other stock-based awards granted during the years ended December 31, 2016, 2015 and 2014, 159,248,  145,000 and 236,000, respectively, were performance-based awards.  The number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units for awards granted in 2016 and 2015 and from 0% to 100% of the targeted units for awards granted in 2014.  The Company has assumed that the maximum number of shares will be issued for purposes of reflecting shares available for grant.  Shares available for grant will be adjusted in the future to reflect the actual number of shares issued upon vesting and settlement of these awards.

(c)	Shares subject to awards granted under the 1998 LTIP that are cancelled subsequent to the effective date of the 2013 LTIP are not added to the shares available for grant under the 2013 LTIP.
(d)

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

(e)	Of the 2,279,399 shares available for grant as of December 31, 2016, 2,252,186 shares are available for grant under the 2013 LTIP and 27,213 shares are available for grant under the MSPP.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Equity awards:
Other stock-based awards	$17.1	$19.3	$18.0
Stock options	12.3	10.7	9.3
	29.4	30.0	27.3
Liability awards:
Other stock-based awards	(7.4)	5.0	2.4
Total stock-based compensation expense	$22.0	$35.0	$29.7
Tax benefit on stock-based compensation expense	$8.7	$14.0	$11.8
The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2016, 2015 or 2014.  As of December 31, 2016, there was $37.2 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.4 years.

Note 10. Defined Benefit and Multiemployer Pension Plans

Defined Benefit Pension Plans

In connection with its acquisition of Marquette General Health System (“Marquette General”) in 2012, the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement.  The Company has established a separate defined benefit pension plan (the “Marquette Pension Plan”) to facilitate its administration of the assumed portion of the seller’s defined benefit pension plan.  Additionally, in connection with its acquisition of Bell Hospital (“Bell”) in 2013, the Company assumed sponsorship of Bell’s defined benefit pension plan, which provides benefits to certain non-union employees (the “Bell Pension Plan” and, collectively with the Marquette Pension Plan, the “Pension Plans”).  Both Pension Plans are closed to new participants.  Participants in the Marquette Pension Plan are required to make annual contributions totaling 6% of annual compensation to the Marquette Pension Plan to continue accruing benefits.  Participants in the Bell Pension Plan stopped accruing benefits when the Bell Pension Plan was frozen by Bell, effective October 31, 2005, prior to its assumption by the Company. The Company makes contributions to the Pension Plans sufficient to meet its minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended.

Status and Expense

The following table presents the changes in the benefit obligations and plan assets of the Pension Plans during the years ended December 31, 2016 and 2015 and the unfunded liability of the Pension Plans at December 31, 2016 and 2015 (in millions):

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$55.2	$57.8
Service costs	0.6	0.8
Interest costs	2.3	2.2
Participant contributions	0.4	0.5
Actuarial loss (gain)	0.4	(5.0)
Benefits paid	(1.2)	(1.1)
Benefit obligation at end of year	57.7	55.2

Change in plan assets:
Fair value of plan assets at beginning of year	29.5	29.0
Actual return (loss) on plan assets	1.8	(0.4)
Employer contributions	1.5	1.5
Participant contributions	0.4	0.5
Benefits and expenses paid	(1.2)	(1.1)
Fair value of plan assets at end of year	32.0	29.5

Unfunded liability included in other long-term liabilities in the
Company’s accompanying consolidated balance sheets	$25.7	$25.7

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company recognizes changes in the funded status of the Pension Plans as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income (loss).  For the year ended December 31, 2016, the Company recognized a pretax comprehensive loss of $0.2 million, or $0.1 million net of taxes, as a decrease in stockholders’ equity through accumulated other comprehensive income (loss).    For the year ended December 31, 2015, the Company recognized a pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, as an increase in stockholders’ equity through accumulated other comprehensive income (loss). For the year ended December 31, 2014, the Company recognized pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, as a decrease in stockholders’ equity through accumulated other comprehensive income (loss). These adjustments were primarily related to changes in the Company’s unfunded pension liability due to changes in the discount rates and mortality assumptions used to measure the projected benefit obligation.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Pension Plans as of December 31, 2016 and 2015 (in millions):

	2016	2015
Projected benefit obligation	$57.7	$55.2
Accumulated benefit obligation	$53.3	$50.4
Fair value of plan assets	$32.0	$29.5

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation as of December 31, 2016 and 2015 (in millions):

	2016	2015
Discount rate	4.0%	4.2%
Rate of compensation increases, when applicable	3.0%	3.0%

The following table summarizes the components of net periodic costs for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2016
Service cost	$0.6	$0.8	$0.5
Interest cost	2.3	2.2	2.1
Expected return on plan assets	(1.8)	(2.0)	(1.9)
Amortization of net actuarial loss (gain)	0.1	0.1	(0.2)
Total net periodic benefit cost	$1.2	$1.1	$0.5

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs during the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Discount rate	4.2%	3.9%	4.9%
Rate of compensation increases, when applicable	3.0%	3.0%	3.0%
Expected long-term return on plan assets	6.0%	7.0%	7.0%

Plan Assets

The investment policy for the Pension Plans has been formulated to achieve a risk adjusted return that balances the need for asset growth against the risk of significant fluctuations in asset prices and the need for significant contributions from the Company. On a quarterly basis, or more frequently as necessary, the current risk levels, asset performance and expected return on assets are reviewed and evaluated against goals and targets by a committee appointed to oversee investment of the Pension Plans’ assets (the “Investment Committee”).  The Investment Committee strives to maintain a balance between risk and return through the use of modern portfolio theory methods, in conjunction with Monte Carlo modeling to evaluate the behavior of the portfolio under different scenarios. At December 31, 2016, the Pension Plans’ investments include a balance of mutual funds and money market funds in order to achieve an overall rate of return that minimizes the need for additional employer contributions.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Pension Plans’ investments in mutual funds are valued at the net asset value (“NAV”) of shares reported in the active market in which the funds are traded.  Because quoted prices are available for mutual funds and the markets in which they are traded are generally considered active, the Company has classified each of them as a Level 1 investment.  The Pension Plans’ investments in money market funds are valued at quoted prices in markets that are not active by a combination of inputs, including but not limited to dealer quotes who are market makers in the underlying funds and other directly and indirectly observable inputs. Because the inputs used to value money market funds are either directly or indirectly observable, but are not quoted prices in active markets, the Company has classified these assets as Level 2 investments.  Investments in corporate and U.S. government and municipal bonds and notes are generally valued at the closing price reported in the market in which the related instrument is traded.  In certain limited circumstances, other corporate debt instruments are valued based on yields currently available on comparable securities of issuers with similar credit ratings.  Investments in asset and mortgage-backed securities are valued based on external prices or on the basis of their future principal and interest payments that have been discounted to prevailing interest rates for similar investments, using market spread data and other current market assumptions on prepayments and defaults.  Because all of the inputs used to value corporate and U.S. government and municipal bonds and notes, as well as asset and mortgage-backed securities are either directly or indirectly observable but other than quoted prices in active markets, the Company has classified these assets as Level 2 investments.

The following table summarizes the assets of the Pension Plans, measured at fair value as of December 31, 2016 and 2015, by major asset category and aggregated by level within the fair value hierarchy (in millions):

		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Mutual funds	$30.8	$30.8	$-	$-
Money market funds	1.2	-	1.2	-
Total	$32.0	$30.8	$1.2	$-

December 31, 2015:
Mutual funds	$17.2	$17.2	$-	$-
Corporate bonds and notes	8.8	-	8.8	-
Asset and mortgage-backed securities	1.4	-	1.4	-
Cash and cash equivalents	1.3	1.3	-	-
U.S. government and municipal bonds and notes	0.8	-	0.8	-
Total	$29.5	$18.5	$11.0	$-

The Company expects to contribute approximately $1.8 million to the Pension Plans during the year ended December 31, 2017.   Additionally, the Company expects to make future benefit payments from the Pension Plans as follows for the years indicated (in millions):

2017	$1.6
2018	1.8
2019	2.0
2020	2.2
2021	2.5
Five years thereafter	15.3
$25.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In connection with the Company’s acquisitions of Marquette General and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at December 31, 2016 has recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, the Company and two of its affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the Department of Justice. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories. The  Company cooperated with the government in its investigations of the voluntary self-disclosure and provided additional documentation, as requested. The Company believes that the government’s investigations are now closed.   Following reviews by independent interventional cardiologists, the Company notified patients of these two physicians who may have received an unnecessary procedure of such fact.

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

In February 2017, the Company settled the claims against it, its subsidiaries and Vaughn Regional Medical Center with certain of the individual plaintiffs and claimants, and the Company is in discussions to settle the remaining individual lawsuits and claims.  The Company is also in discussions to settle the putative class action lawsuits.  As of the date of this filing, the Company believes that all such settlements will be accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  However, there can be no assurance that the Company will complete any or all of these settlements, that definitive settlement documentation will be agreed upon by all parties, that the courts overseeing the putative class action lawsuits will approve those settlements, or that the final resolution will not materially exceed the amounts previously accrued.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against the Company, its subsidiaries, Raleigh General Hospital and Dr. Glaser.  These settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  In addition, in February 2017, the Company received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against it, two of its subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable.  Such liability could be material.

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the year ended December 31, 2016, the Company recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.36 loss per diluted share.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $16.2 million at December 31, 2016. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $8.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the HITECH Act. The Company has incurred approximately $178.3 million in costs related to uncompleted projects as of December 31, 2016, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2016, these uncompleted projects had an estimated cost to complete and equip of approximately $521.8 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including its recent acquisitions. At December 31, 2016, the Company estimated its total remaining unfulfilled capital expenditure commitments to be approximately $1,547.7 million.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing.  Because the estimated future undiscounted cash flows of Marquette General exceed the carrying values of the assets being considered for disposal, the Company has determined that these long-lived assets are not impaired.  However, the Company has begun accelerating its depreciation expense for the portion of the existing hospital management anticipates disposing of in the future in order to reduce its carrying value down to the estimated fair value at the end of the projected construction period of the replacement hospital.  Accordingly, the Company incurred approximately $6.2 million,  $3.9 million net of income taxes, or $0.09 loss per diluted share, of additional depreciation expense during the year ended December 31, 2016. The Company currently estimates this acceleration will result in approximately $6.0 million of additional depreciation expense per year during the construction of the replacement hospital.  This estimate is subject to change as a result of possible modifications to the Company’s plans for the existing hospital, including, but not limited to, the finalization of the plans for the replacement hospital, changes in the estimated construction period for the replacement hospital, on-going discussions and negotiations with interested parties for the existing hospital, regulatory approvals and changing market conditions.

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

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2016, 2015 and 2014 was $69.3 million, $52.9 million and $45.4 million, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Future minimum lease payments at December 31, 2016, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

		Capital Leases
	Operating	and Financing
	Leases	Obligations	Total
2017	$37.8	$16.5	$54.3
2018	28.5	16.1	44.6
2019	21.1	16.3	37.4
2020	15.2	16.6	31.8
2021	11.8	17.0	28.8
Thereafter	46.7	118.3	165.0
	$161.1	$200.8	$361.9
Less: interest portion		(82.8)
		$118.0

Tax Matters

See Note 6 for a discussion of the Company’s contingent tax matters.

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited.  It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2016
	First	Second	Third	Fourth
Revenues	$1,580.7	$1,592.4	$1,585.7	$1,605.2
Net income	23.9	20.1	41.2	46.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.3)	(3.2)	(1.7)	(2.7)
Net income attributable to LifePoint Health, Inc.	$21.6	$16.9	$39.5	$43.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.50	$0.39	$0.94	$1.10
Diluted	$0.48	$0.38	$0.92	$1.07

	2015
	First	Second	Third	Fourth
Revenues	$1,263.7	$1,270.4	$1,309.5	$1,370.7
Net income	42.0	49.8	45.8	55.4
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.1)	(3.4)	(2.2)	(2.4)
Net income attributable to LifePoint Health, Inc.	$38.9	$46.4	$43.6	$53.0

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.88	$1.05	$0.99	$1.22
Diluted	$0.84	$1.00	$0.94	$1.16

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 13. Guarantor and Non-Guarantor Supplementary Information

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$4,085.9	$3,187.7	$-	$7,273.6
Provision for doubtful accounts	-	523.2	386.4	-	909.6
Revenues	-	3,562.7	2,801.3	-	6,364.0

Salaries and benefits	22.0	1,677.1	1,348.3	-	3,047.4
Supplies	-	570.4	496.2	-	1,066.6
Other operating expenses, net	(1.4)	902.7	656.8	-	1,558.1
Other income	-	(18.8)	(11.1)	-	(29.9)
Equity in earnings of affiliates	(256.9)	-	-	256.9	-
Depreciation and amortization	-	213.7	130.9	-	344.6
Interest expense, net	127.3	5.2	16.7	-	149.2
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Management (income) fees	-	(76.9)	76.9	-	-
	(87.0)	3,274.6	2,714.7	256.9	6,159.2

Income before income taxes	87.0	288.1	86.6	(256.9)	204.8
(Benefit) provision for income taxes	(34.9)	107.9	-	-	73.0
Net income	121.9	180.2	86.6	(256.9)	131.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(9.9)	-	(9.9)
Net income attributable to LifePoint
Health, Inc.	$121.9	$180.2	$76.7	$(256.9)	$121.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,419.8	$2,594.6	$-	$6,014.4
Provision for doubtful accounts	-	496.9	303.2	-	800.1
Revenues	-	2,922.9	2,291.4	-	5,214.3

Salaries and benefits	35.0	1,342.2	1,119.7	-	2,496.9
Supplies	-	422.2	392.8	-	815.0
Other operating expenses, net	(0.7)	729.6	517.5	-	1,246.4
Other income	-	(35.8)	(13.9)	-	(49.7)
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Depreciation and amortization	-	180.0	99.0	-	279.0
Interest expense, net	35.5	66.3	12.6	-	114.4
Impairment charges	-	13.8	-	-	13.8
Other non-operating gain	-	(4.0)	-	-	(4.0)
Management (income) fees	-	(59.7)	59.7	-	-
	(190.9)	2,654.6	2,187.4	260.7	4,911.8

Income before income taxes	190.9	268.3	104.0	(260.7)	302.5
Provision for income taxes	9.0	100.5	-	-	109.5
Net income	181.9	167.8	104.0	(260.7)	193.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(10.3)	-	(11.1)
Net income attributable to LifePoint
Health, Inc.	$181.9	$167.0	$93.7	$(260.7)	$181.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,482.6	$1,818.3	$-	$5,300.9
Provision for doubtful accounts	-	576.5	241.3	-	817.8
Revenues	-	2,906.1	1,577.0	-	4,483.1

Salaries and benefits	29.7	1,331.5	773.3	-	2,134.5
Supplies	-	419.4	279.6	-	699.0
Other operating expenses, net	(0.6)	750.4	337.5	-	1,087.3
Other income	-	(56.8)	(15.1)	-	(71.9)
Equity in earnings of affiliates	(196.9)	-	-	196.9	-
Depreciation and amortization	-	180.0	70.5	-	250.5
Interest expense, net	43.4	68.9	10.7	-	123.0
Impairment charges	-	57.7	-	-	57.7
Management (income) fees	-	(45.1)	45.1	-	-
	(124.4)	2,706.0	1,501.6	196.9	4,280.1

Income before income taxes	124.4	200.1	75.4	(196.9)	203.0
(Benefit) provision for income taxes	(1.7)	69.8	-	-	68.1
Net income	126.1	130.3	75.4	(196.9)	134.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.0)	(7.8)	-	(8.8)
Net income attributable to LifePoint
Health, Inc.	$126.1	$129.3	$67.6	$(196.9)	$126.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net income	$121.9	$180.2	$86.6	$(256.9)	$131.8

Other comprehensive (loss) gain,
net of income taxes:
Unrealized (loss) gain on changes in
funded status of pension
benefit obligations	(0.1)	0.1	(0.2)	0.1	(0.1)
Other comprehensive loss	(0.1)	0.1	(0.2)	0.1	(0.1)

Comprehensive income	121.8	180.3	86.4	(256.8)	131.7
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(9.9)	-	(9.9)
Comprehensive income attributable
to LifePoint Health, Inc.	$121.8	$180.3	$76.5	$(256.8)	$121.8

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$8.5	$87.6	$-	$96.1
Accounts receivable, net	-	520.2	392.5	-	912.7
Inventories	-	91.3	63.0	-	154.3
Prepaid expenses	0.1	46.5	25.3	-	71.9
Other current assets	-	46.1	34.2	-	80.3
	0.1	712.6	602.6	-	1,315.3
Property and equipment:
Land	-	98.6	93.0	-	191.6
Buildings and improvements	-	1,782.1	819.5	-	2,601.6
Equipment	-	1,632.8	604.9	-	2,237.7
Construction in progress	-	89.1	89.2	-	178.3
	-	3,602.6	1,606.6	-	5,209.2
Accumulated depreciation	-	(1,696.1)	(446.3)	-	(2,142.4)
	-	1,906.5	1,160.3	-	3,066.8
Intangible assets, net	-	38.9	41.4	-	80.3
Investments in subsidiaries	2,529.0	-	-	(2,529.0)	-
Due from subsidiaries	2,513.7	-	-	(2,513.7)	-
Other long-term assets	16.9	28.6	33.2	-	78.7
Goodwill	-	1,468.4	309.5	-	1,777.9
Total assets	$5,059.7	$4,155.0	$2,147.0	$(5,042.7)	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$165.7	$95.5	$-	$261.2
Accrued salaries	-	125.3	87.6	-	212.9
Income taxes payable	47.8	-	-	-	47.8
Other current liabilities	12.1	133.9	98.0	-	244.0
Current maturities of long-term debt	17.5	0.5	4.3	-	22.3
	77.4	425.4	285.4	-	788.2
Long-term debt, net	2,751.9	47.9	92.2	-	2,892.0
Due to Parent	-	1,635.2	878.5	(2,513.7)	-
Deferred income taxes	50.0	-	-	-	50.0
Long-term portion of reserves for self-insurance claims	-	115.4	46.1	-	161.5
Other long-term liabilities	-	36.0	49.2	-	85.2
Total liabilities	2,879.3	2,259.9	1,351.4	(2,513.7)	3,976.9
Redeemable noncontrolling interests	-	-	113.7	-	113.7
Total LifePoint Health, Inc. stockholders' equity	2,180.4	1,895.1	633.9	(2,529.0)	2,180.4
Noncontrolling interests	-	-	48.0	-	48.0
Total equity	2,180.4	1,895.1	681.9	(2,529.0)	2,228.4
Total liabilities and equity	$5,059.7	$4,155.0	$2,147.0	$(5,042.7)	$6,319.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$121.9	$180.2	86.6	(256.9)	$131.8
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(256.9)	-	-	256.9	-
Stock-based compensation	29.4	-	-	-	29.4
Depreciation and amortization	-	213.7	130.9	-	344.6
Amortization of physician minimum revenue guarantees	-	8.1	1.8	-	9.9
Amortization of debt issuance costs, discount and premium	5.4	-	-	-	5.4
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Deferred income taxes	(44.7)	-	-	-	(44.7)
Reserve for self-insurance claims, net of payments	-	13.7	11.7	-	25.4
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(27.7)	(96.0)	-	(123.7)
Inventories, prepaid expenses and other current assets	-	(19.4)	(5.4)	-	(24.8)
Accounts payable, accrued salaries and other current liabilities	(9.7)	22.9	32.5	-	45.7
Income taxes payable/receivable	18.9	-	-	-	18.9
Other	(1.4)	2.0	(6.5)	-	(5.9)
Net cash (used in) provided by operating activities	(115.1)	394.7	155.6	-	435.2

Cash flows from investing activities:
Purchases of property and equipment	-	(221.1)	(178.4)	-	(399.5)
Acquisitions, net of cash acquired	-	(119.2)	(1.9)	-	(121.1)
Other	(0.1)	-	-	-	(0.1)
Net cash used in investing activities	(0.1)	(340.3)	(180.3)	-	(520.7)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,186.3)	-	-	-	(1,186.3)
Repurchases of common stock	(233.1)	-	-	-	(233.1)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	12.1	-	-	-	12.1
Change in intercompany balances with affiliates, net	202.5	(248.0)	45.5	-	-
Other	-	1.2	(16.3)	-	(15.1)
Net cash provided by (used in) financing activities	115.2	(246.8)	29.2	-	(102.4)

Change in cash and cash equivalents	-	(192.4)	4.5	-	(187.9)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$8.5	$87.6	$-	$96.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$181.9	$167.8	$104.0	$(260.7)	$193.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Stock-based compensation	30.0	-	-	-	30.0
Depreciation and amortization	-	180.0	99.0	-	279.0
Amortization of physician minimum revenue guarantees	-	10.1	1.9	-	12.0
Amortization of debt issuance costs, discount and premium	5.1	-	-	-	5.1
Impairment charges	-	13.8	-	-	13.8
Other non-operating gain	-	(4.0)	-	-	(4.0)
Deferred income taxes	(14.4)	-	-	-	(14.4)
Reserve for self-insurance claims, net of payments	-	(7.3)	25.2	-	17.9
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	7.0	31.7	-	38.7
Inventories, prepaid expenses and other current assets	-	25.0	(5.1)	-	19.9
Accounts payable, accrued salaries and other current liabilities	7.3	(15.7)	(16.3)	-	(24.7)
Income taxes payable/receivable	61.9	-	-	-	61.9
Other	(0.9)	(0.5)	0.3	-	(1.1)
Net cash provided by operating activities	10.2	376.2	240.7	-	627.1

Cash flows from investing activities:
Purchases of property and equipment	-	(156.8)	(117.9)	-	(274.7)
Acquisitions, net of cash acquired	-	(488.2)	(131.2)	-	(619.4)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	(1.0)	-	-	-	(1.0)
Net cash used in investing activities	(1.0)	(626.2)	(249.1)	-	(876.3)

Cash flows from financing activities:
Proceeds from borrowings	500.0	-	-	-	500.0
Payments of borrowings	(16.9)	-	-	-	(16.9)
Repurchases of common stock	(134.5)	-	-	-	(134.5)
Payments of debt financing costs	(7.2)	-	-	-	(7.2)
Proceeds from exercise of stock options	11.5	-	-	-	11.5
Change in intercompany balances with affiliates, net	(362.1)	388.0	(25.9)	-	-
Other	-	0.9	(12.1)	-	(11.2)
Net cash (used in) provided by financing activities	(9.2)	388.9	(38.0)	-	341.7

Change in cash and cash equivalents	-	138.9	(46.4)	-	92.5
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$200.9	$83.1	$-	$284.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$126.1	$130.3	$75.4	$(196.9)	$134.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(196.9)	-	-	196.9	-
Stock-based compensation	27.3	-	-	-	27.3
Depreciation and amortization	-	180.0	70.5	-	250.5
Amortization of physician minimum revenue guarantees	-	13.1	1.6	-	14.7
Amortization of debt issuance costs, discount and premium	14.0	-	-	-	14.0
Impairment charges	-	57.7	-	-	57.7
Deferred income taxes	22.8	-	-	-	22.8
Reserve for self-insurance claims, net of payments	-	7.9	3.8	-	11.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(5.9)	(48.4)	-	(54.3)
Inventories, prepaid expenses and other current assets	-	(6.1)	(12.5)	-	(18.6)
Accounts payable, accrued salaries and other current liabilities	2.4	(38.6)	21.8	-	(14.4)
Income taxes payable/receivable	(35.5)	-	-	-	(35.5)
Other	(0.8)	1.8	0.5	-	1.5
Net cash (used in) provided by operating activities	(40.6)	340.2	112.7	-	412.3

Cash flows from investing activities:
Purchases of property and equipment	-	(139.0)	(68.1)	-	(207.1)
Acquisitions, net of cash acquired	-	(11.4)	(254.2)	-	(265.6)
Other	(3.2)	3.3	(0.6)	-	(0.5)
Net cash used in investing activities	(3.2)	(147.1)	(322.9)	-	(473.2)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(585.4)	-	-	-	(585.4)
Repurchases of common stock	(222.3)	-	-	-	(222.3)
Payments of debt financing costs	(7.2)	-	-	-	(7.2)
Proceeds from exercise of stock options	23.9	-	-	-	23.9
Change in intercompany balances with affiliates, net	423.0	(689.9)	266.9	-	-
Other	(0.2)	0.5	(6.8)	-	(6.5)
Net cash provided by (used in) financing activities	43.8	(689.4)	260.1	-	(385.5)

Change in cash and cash equivalents	-	(496.3)	49.9	-	(446.4)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$62.0	$129.5	$-	$191.5

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 14. Subsequent Events

Effective January 1, 2017, the Company entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate the Company’s home health agencies and hospices and certain of LHC’s home health agencies and hospices located near the Company’s hospitals, leveraging the combined expertise of the Company and LHC to enhance home health and hospice services in the communities the Company’s hospitals serve.  Effective January 1, 2017, ownership and management of 11 of the Company’s home health agencies and 6 of the Company’s hospices were transferred to IHHP.  The Company contributed assets comprised of approximately $13.5 million in accounts receivable, $20.2 million in allocated goodwill, and a nominal amount of property and equipment pursuant to the formation of IHHP.  Additional home health agencies and hospices owned by the Company and LHC are planned to be transitioned to IHHP during 2017 and later years, subject to regulatory approvals and customary closing conditions.

 Additionally, during January 2017, the Company borrowed $80.0 million under the Revolving Facility for general corporate purposes.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LIFEPOINT HEALTH, INC.

By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

3
Name	Title	Date

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2017

/s/ MICHAEL S. COGGIN Michael S. Coggin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2017

/s/ KERMIT R. CRAWFORD Kermit R. Crawford	Director	February 17, 2017

/s/ RICHARD H. EVANS Richard H. Evans	Lead Director	February 17, 2017

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 17, 2017

/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 17, 2017

/s/ JOHN E. MAUPIN, JR. John E. Maupin, Jr.	Director	February 17, 2017
/s/ JANA R. SCHREUDER	Director	February 17, 2017
Jana R. Schreuder
/s/ REED V. TUCKSON	Director	February 17, 2017
Reed V. Tuckson

Exhibit Number		Description of Exhibits
3.1	—

Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-51251).

3.2	—

Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

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

4.3	—

Senior Debt Securities Indenture, dated as of December 4, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.4	—

Supplemental Indenture, dated as of December 4, 2015, by and among the Company, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.875% Senior Notes due 2023) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.5	—

Indenture, dated as of May 26, 2016, by and among Lifepoint Health, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 5.375% Senior Note due 2024) (incorporated by reference from exhibits to the Lifepoint Health, Inc. Current Report on Form 8-K filed May 26, 2016, File No. 000-51251).

4.6	—

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

LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendices A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*

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

10.15	—	LifePoint Health Deferred Compensation Plan Amended and Restated Effective January 1, 2016 (filed herewith).*
10.16	—

Credit Agreement, dated as of June 10, 2016, among LifePoint Health, Inc., as borrower, the lenders referred to therein, and Citibank, N.A. as administrative agent (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 13, 2016, File No. 000-51251).

10.17	—

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

10.19	—

Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 20, 2008, File No. 000-51251).*

10.20	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*

10.21	—

Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan, dated June 2, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).*

10.22	—	Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan, dated January 23, 2017 (filed herewith).*
10.23	—

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

10.24	—

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

10.25	—

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

10.27	—

Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.28	—

Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.29	—

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

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (incorporated by reference from exhibits to the LifePoint Health, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, File No. 000-51251).*

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