Form 10-Q
period 2017-03-31
LIFEPOINT HEALTH, INC.
filed 2017-04-28
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of April 21, 2017, the number of outstanding shares of the registrant’s Common Stock was 40,366,180.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended
	March 31,
	2017	2016
Revenues before provision for doubtful accounts	$1,863.8	$1,800.8
Provision for doubtful accounts	233.6	220.1
Revenues	1,630.2	1,580.7

Salaries and benefits	796.9	765.7
Supplies	268.2	262.4
Other operating expenses	372.7	397.3
Other income	(3.2)	(6.3)
Depreciation and amortization	88.1	86.3
Interest expense, net	37.4	37.5
Other non-operating (gains) loss	(25.9)	1.2
	1,534.2	1,544.1

Income before income taxes	96.0	36.6
Provision for income taxes	32.0	12.7
Net income	64.0	23.9
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(4.1)	(2.3)
Net income attributable to LifePoint Health, Inc.	$59.9	$21.6

Weighted average shares outstanding - basic	40.0	43.2
Effect of dilutive stock options and other stock-based awards	1.2	1.3
Weighted average shares outstanding - diluted	41.2	44.5

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.50	$0.50
Diluted	$1.46	$0.48

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2017	2016 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$125.8	$96.1
Accounts receivable, less allowances for doubtful accounts of $936.1 and $891.2 at
March 31, 2017 and December 31, 2016, respectively	915.4	912.7
Inventories	155.0	154.3
Prepaid expenses	73.8	71.9
Other current assets	79.0	80.3
	1,349.0	1,315.3
Property and equipment:
Land	191.5	191.6
Buildings and improvements	2,626.3	2,601.6
Equipment	2,269.5	2,237.7
Construction in progress (estimated costs to complete and equip after March 31, 2017 is $560.2)	190.0	178.3
	5,277.3	5,209.2
Accumulated depreciation	(2,223.6)	(2,142.4)
	3,053.7	3,066.8

Intangible assets, net	78.3	80.3
Other long-term assets	98.7	78.7
Goodwill	1,772.3	1,777.9
Total assets	$6,352.0	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230.2	$261.2
Accrued salaries	199.0	212.9
Income taxes payable	56.2	47.8
Other current liabilities	268.3	244.0
Current maturities of long-term debt	22.3	22.3
	776.0	788.2

Long-term debt, net	2,887.2	2,892.0
Deferred income taxes	48.9	50.0
Long-term portion of reserves for self-insurance claims	156.2	161.5
Other long-term liabilities	69.3	85.2
Total liabilities	3,937.6	3,976.9

Redeemable noncontrolling interests	117.9	113.7

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,816,820 and
67,301,082 shares issued at March 31, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	1,598.6	1,584.2
Accumulated other comprehensive loss	(2.8)	(2.8)
Retained earnings	1,836.8	1,776.9
Common stock in treasury, at cost, 27,450,640 and 27,358,126 shares at March 31, 2017
and December 31, 2016, respectively	(1,184.5)	(1,178.6)
Total LifePoint Health, Inc. stockholders' equity	2,248.8	2,180.4
Noncontrolling interests	47.7	48.0
Total equity	2,296.5	2,228.4
Total liabilities and equity	$6,352.0	$6,319.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$64.0	$23.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	6.6	9.0
Depreciation and amortization	88.1	86.3
Amortization of physician minimum revenue guarantees	2.1	2.6
Amortization of debt issuance costs, discount and premium	1.2	1.5
Other non-operating (gains) loss	(25.9)	1.2
Deferred income taxes	(1.1)	(4.7)
Reserve for self-insurance claims, net of payments	(31.7)	25.5
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(9.5)	(124.2)
Inventories, prepaid expenses and other current assets	0.1	(14.5)
Accounts payable, accrued salaries and other current liabilities	(2.5)	70.7
Income taxes payable/receivable	8.3	16.9
Other	(8.0)	(5.5)
Net cash provided by operating activities	91.7	88.7

Cash flows from investing activities:
Purchases of property and equipment	(68.5)	(52.6)
Acquisitions, net of cash acquired	(2.7)	(118.4)
Proceeds from home health partnership	12.8	-
Other	(0.5)	(0.2)
Net cash used in investing activities	(58.9)	(171.2)

Cash flows from financing activities:
Proceeds from borrowings	80.0	75.0
Payments of borrowings	(84.4)	(80.6)
Repurchases of common stock	(5.9)	(7.5)
Proceeds from exercise of stock options	9.4	1.3
Other	(2.2)	(2.7)
Net cash used in financing activities	(3.1)	(14.5)

Change in cash and cash equivalents	29.7	(97.0)
Cash and cash equivalents at beginning of period	96.1	284.0
Cash and cash equivalents at end of period	$125.8	$187.0

Supplemental disclosure of cash flow information:
Interest payments	$5.5	$4.5
Capitalized interest	$1.5	$1.0
Income tax payments, net	$24.8	$0.3

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March  31, 2017

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2016 (a)	39.9	$0.7	$1,584.2	$(2.8)	$1,776.9	$(1,178.6)	$48.0	$2,228.4
Net income	-	-	-	-	59.9	-	0.3	60.2
Exercise of stock options	0.6	-	9.4					9.4
Stock-based compensation	-	-	6.6	-	-	-	-	6.6
Repurchases of common stock,
at cost	(0.1)	-	-	-	-	(5.9)	-	(5.9)
Fair value adjustment related to
redeemable noncontrolling interests	-	-	(1.6)	-	-	-	-	(1.6)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(0.6)	(0.6)
Balance at March 31, 2017	40.4	$0.7	$1,598.6	$(2.8)	$1,836.8	$(1,184.5)	$47.7	$2,296.5

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March  31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Adoption of Recently Issued Accounting Standards

ASU 2016-9, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting”

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”).  ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements.  The Company prospectively adopted the provisions of ASU 2016-9 during the first quarter of 2017.

In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes.  Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value.  During the three months ended March 31, 2017, the Company recognized a reduction to its provision for income taxes of approximately $1.1 million as a result of compensation expense for tax purposes upon vesting or settlement of certain share-based awards exceeding the amount of compensation expense that had previously been recognized for accounting purposes for these same share-based awards.  Additionally, as part of the Company’s adoption of the provisions of ASU 2016-9, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.  Finally, ASU 2016-9 allows an employer to withhold employee shares upon vesting up to maximum statutory tax rates without causing an award to be classified as a liability.  The Company made certain modifications to its share-based award plans and certain awards under those plans in order to accommodate and administer this additional provision of ASU 2016-9.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

Accounting Standards Not Yet Adopted

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected on the Company’s balance sheets. The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures and control framework.

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date, (collectively, the “New Revenue Standard”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance.  The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

In preparation for the adoption of the New Revenue Standard, the Company continues to evaluate and refine its estimates of the anticipated impacts it will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, the Company is continuing to evaluate its population of revenue sources to determine an appropriate level of stratification, as well as assess all of the potential effects the New Revenue Standard will have on variable consideration arising from settlements with third party payors, disproportionate share hospital payments and bundled payments.  However, the Company does anticipate that, as a result of certain changes required by the New Revenue Standard, the majority of its provision for doubtful accounts related to its self-pay patient population will be recognized as a direct reduction to revenues as a pricing concession, instead of separately as a deduction to arrive at revenue.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March  31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$635.9	39.0%	$591.5	37.4%
Medicaid	248.8	15.3	242.3	15.3
HMOs, PPOs and other private insurers	744.8	45.7	737.6	46.7
Self-pay	199.3	12.2	195.2	12.3
Other	35.0	2.1	34.2	2.2
Revenues before provision for doubtful accounts	1,863.8	114.3	1,800.8	113.9
Provision for doubtful accounts	(233.6)	(14.3)	(220.1)	(13.9)
Revenues	$1,630.2	100.0%	$1,580.7	100.0%

Certain changes have been made to the Company’s classification of historical sources of revenues.  Primarily, the Company changed the classification of revenues related to its managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three months ended March 31, 2016.  This change had no impact on the Company’s historical results of operations.

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2017 (in millions):

Balance at January 1, 2017	$891.2
Additions recognized as a reduction to revenues	233.6
Accounts written off, net of recoveries	(188.7)
Balance at March 31, 2017	$936.1

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 50.6% and 49.4% as of March  31, 2017 and December 31, 2016, respectively.  Additionally, as of March  31, 2017 and December 31, 2016, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 93.5% and 92.6%, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $61.8 million and $60.6 million for the three months ended March 31, 2017 and 2016, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of March  31, 2017 and December 31, 2016 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Senior Credit Agreement:
Term Facility	$686.9	$691.3	$680.0	$684.4
5.5% Senior Notes	$1,100.0	$1,100.0	$1,134.4	$1,127.5
5.875% Senior Notes	$500.0	$500.0	$514.4	$503.8
5.375% Senior Notes	$500.0	$500.0	$503.8	$483.1

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Note 5. In-Home Healthcare Partnership

Effective January 1, 2017, the Company entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate the Company’s home health agencies and hospices and certain of LHC’s home health agencies and hospices, leveraging the combined expertise of the Company and LHC to enhance home health and hospice services in the communities served by the Company’s hospitals.  The Company accounts for its ownership interest in IHHP as an equity method investment in accordance with ASC 323-10, “Investments – Equity Method and Joint Ventures”.  The transfer of home health and hospice assets to IHHP is scheduled to be completed in various phases throughout 2017, subject to regulatory approvals and customary closing conditions.

Effective January 1, 2017, ownership and management of 11 of the Company’s home health agencies and six of the Company’s hospices were transferred to IHHP (“Phase I”).  In connection with Phase I, the Company transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized a gain of approximately $7.9 million, $4.9 net of income taxes, or $0.12 per diluted share, which is included under the caption “Other non-operating (gains) loss” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

Note 6. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2016 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 (in millions):

	March 31,	December 31,
	2017	2016
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$38.9	$40.9
Accumulated amortization	(24.1)	(24.6)
Net total	14.8	16.3
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(13.9)	(13.4)
Net total	6.3	6.8
Total amortized intangible assets
Gross carrying amount	59.1	61.1
Accumulated amortization	(38.0)	(38.0)
Net total	21.1	23.1

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.4	35.4
Licenses, provider numbers, accreditations and other	21.8	21.8
Net total	57.2	57.2

Total intangible assets:
Gross carrying amount	116.3	118.3
Accumulated amortization	(38.0)	(38.0)
Net total	$78.3	$80.3

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $7.6 million and $8.3 million as of March 31, 2017 and December 31, 2016, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

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

Licenses, Provider Numbers, Accreditations, Trade Names and Other

To operate certain of its facilities, including facilities acquired by the Company, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies.  Additionally, the Company has acquired trade names in connection with certain acquisitions.  The Company has determined that these intangible assets have an indefinite useful life.

Note 7.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of the Company’s common stock through March  14, 2018.  As of March  31, 2017, the Company had remaining authority to repurchase $100.0 million in shares in accordance with the 2016 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  The Company has designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock.

 The Company did not repurchase any shares in accordance with the 2016 Repurchase Plan during the three months ended March 31, 2017 and 2016.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March  31, 2017 and 2016 for aggregate purchase prices of approximately $5.9 million and $7.5 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Stock Options

The Company granted options to purchase 858,455 and 908,411 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2017 and 2016, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the three months ended March 31, 2017 and 2016 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

The Company estimated the fair value of stock options granted using a binomial lattice option valuation model and a single option award approach.  The Company uses a binomial lattice option valuation model because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term.  In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10.  Given the Company’s relatively large pool of unexercised options, the Company believes a binomial lattice option valuation model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options.   The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three or four years.  The stock options vest at either 33.3% or 25.0% on each grant anniversary date over three or four years of continued employment, respectively.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Expected volatility	32.9%	32.2%
Risk-free interest rate	2.37%	1.76%
Expected dividends	-	-
Average expected term (years)	6.1	5.9
Fair value per share of stock options granted	$21.42	$19.58

The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $6.0 million and $0.8 million, respectively. The Company received $9.4 million and $1.3 million in cash from stock option exercises for the three months ended March 31, 2017 and 2016, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1.1 million for the three months ended March 31, 2017 and a nominal impact for the three months ended March 31, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

As of March 31, 2017, there was $27.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

Other Stock-Based Awards

The Company granted 116,826 and 127,748 restricted stock units to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2017 and 2016, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the three months ended March 31, 2017 and 2016, the Company granted 141,335 and 159,248 targeted performance-based restricted stock units subject to the achievement of a combination of performance and market conditions, respectively.  In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of either three or four years.

The performance condition for the targeted performance-based restricted stock units granted during the three months ended March 31, 2017 is based on the Company’s achievement of annually established targets for diluted earnings per share for each of 2017, 2018 and 2019.   The performance condition for the targeted performance-based restricted stock units granted during the three months ended March 31, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The targeted performance-based restricted stock units granted during each of the three months ended March 31, 2017 and 2016 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results as compared to the targets.

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

As of March 31, 2017, there was $27.2 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016
Equity awards:
Other stock-based awards	$2.9	$5.3
Stock options	3.7	3.7
	6.6	9.0
Liability awards:
Other stock-based awards	-	(1.5)
Total stock-based compensation expense	$6.6	$7.5
Tax benefit on stock-based compensation expense	$2.5	$3.0

     The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2017 or 2016. As of March 31, 2017, there was $54.4 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.1 years.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the “2015 Amendments”) requires federal agencies to adjust the level of civil monetary penalties with an initial “catch-up” adjustment and make subsequent annual adjustments for inflation thereafter. On June 30, 2016, the Department of Justice (“DOJ”) published an interim final rule implementing the “catch-up” adjustment required by the 2015 Amendments for civil monetary penalties that may be imposed for violations of the False Claims Act, and on February 3, 2017, the DOJ published a final rule that, effective as of that date, increases those civil monetary penalties to a minimum of $10,957 and a maximum of $21,916 for each false or fraudulent claim.

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the DOJ and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within the later of 60 days of identification or the date any corresponding cost report is due (if applicable). Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the federal physician self-referral law (Stark law)); and (3) self-disclosing to the Centers for Medicare and Medicaid Services (“CMS”)  via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

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

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The Conemaugh self-disclosure is pending with CMS, and to the extent its settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit. The Company’s management does not believe that the ultimate resolution of this matter will be material to the Company.    The Marquette self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the sellers paid that amount in full to CMS.  As a result, the Company reversed the previously established reserve for settlement of the Marquette self-disclosure and recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, which is included under the caption “Other non-operating (gains) loss” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

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

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  As more fully described below, agreements to resolve all of these matters have been reached as it pertains to entities affiliated with the Company.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

The lawsuits in Alabama alleged that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This second action asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed the second class action to the U.S. District Court in Mobile, Alabama.    By Order dated March 28, 2016, the United States District Court Judge dismissed with prejudice the RICO claim and refused to exercise jurisdiction over the remaining state law claims.  In a filing made April 7, 2016 the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.  By opinion dated March 1, 2017, the Eleventh Circuit Court of Appeals ordered this action be remanded back to the United States District Court for the Southern District of Alabama for additional proceedings.  Following this order, Dr. Aksut and others filed a petition for rehearing en banc by the Eleventh Circuit.  While this petition was pending, joint motions to dismiss this putative class action were filed by plaintiff’s counsel as to the Company’s affiliated entities.

In February 2017, the Company settled the claims against it, its subsidiaries and Vaughan Regional Medical Center with the individual plaintiffs and claimants, which included an agreement to dismiss the putative class action pending in the Eleventh Circuit.  The Company has also reached an agreement in principle to settle the first putative class action lawsuit.  As of the date of this filing, the Company believes that all such settlements will be accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  However, there can be no assurance that the Company will complete any or all of these settlements, that definitive settlement documentation will be agreed upon by all parties, that the courts overseeing the putative class action lawsuits will approve those settlements, or that the final resolution will not materially exceed the amounts previously accrued.

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against the Company, its subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  All of these settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  In addition, in February 2017, the Company received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against it, two of its subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The new claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable.  Such liability could be material.

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $15.4 million at March 31, 2017.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $7.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $190.0 million in costs related to uncompleted projects as of March 31, 2017, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2017, these uncompleted projects had an estimated cost to complete and equip of approximately $560.2 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At March 31, 2017, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,517.1 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan, and in May 2016, began constructing a replacement hospital for the existing Marquette General hospital.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  The Company currently expects that the construction of the replacement hospital will conclude in late 2018.

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

March 31, 2017

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

Note 10. Guarantor and Non-Guarantor Supplementary Information

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three months ended March  31, 2017 and 2016 and as of March  31, 2017  and December 31, 2016.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March  31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,059.2	$804.6	$-	$1,863.8
Provision for doubtful accounts	-	132.1	101.5	-	233.6
Revenues	-	927.1	703.1	-	1,630.2

Salaries and benefits	6.6	449.8	340.5	-	796.9
Supplies	-	143.5	124.7	-	268.2
Other operating expenses	-	219.5	153.2	-	372.7
Other income	-	(2.5)	(0.7)	-	(3.2)
Equity in earnings of affiliates	(102.0)	-	-	102.0	-
Depreciation and amortization	-	54.7	33.4	-	88.1
Interest expense, net	31.5	1.2	4.7	-	37.4
Other non-operating gains	-	(0.5)	(25.4)	-	(25.9)
Management (income) fees	-	(18.9)	18.9	-	-
	(63.9)	846.8	649.3	102.0	1,534.2
Income before income taxes	63.9	80.3	53.8	(102.0)	96.0
Provision for income taxes	4.0	28.0	-	-	32.0
Net income	59.9	52.3	53.8	(102.0)	64.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(4.1)	-	(4.1)
Net income attributable to LifePoint
Health, Inc.	$59.9	$52.3	$49.7	$(102.0)	$59.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March  31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,001.6	$799.2	$-	$1,800.8
Provision for doubtful accounts	-	128.2	91.9	-	220.1
Revenues	-	873.4	707.3	-	1,580.7

Salaries and benefits	7.5	410.4	347.8	-	765.7
Supplies	-	139.5	122.9	-	262.4
Other operating expenses	0.3	239.6	157.4	-	397.3
Other income	-	(5.1)	(1.2)	-	(6.3)
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Depreciation and amortization	-	53.1	33.2	-	86.3
Interest expense, net	32.6	1.1	3.8	-	37.5
Other non-operating loss	-	1.2	-	-	1.2
Management (income) fees	-	(19.0)	19.0	-	-
	(14.9)	820.8	682.9	55.3	1,544.1
Income before income taxes	14.9	52.6	24.4	(55.3)	36.6
(Benefit) provision for income taxes	(6.7)	19.4	-	-	12.7
Net income	21.6	33.2	24.4	(55.3)	23.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.1)	(2.2)	-	(2.3)
Net income attributable to LifePoint
Health, Inc.	$21.6	$33.1	$22.2	$(55.3)	$21.6

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
March 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$31.6	$94.2	$-	$125.8
Accounts receivable, net	-	530.4	385.0	-	915.4
Inventories	-	92.4	62.6	-	155.0
Prepaid expenses	0.1	48.9	24.8	-	73.8
Other current assets	-	33.5	45.5	-	79.0
	0.1	736.8	612.1	-	1,349.0
Property and equipment:
Land	-	98.6	92.9	-	191.5
Buildings and improvements	-	1,806.7	819.6	-	2,626.3
Equipment	-	1,649.8	619.7	-	2,269.5
Construction in progress	-	75.9	114.1	-	190.0
	-	3,631.0	1,646.3	-	5,277.3
Accumulated depreciation	-	(1,745.0)	(478.6)	-	(2,223.6)
	-	1,886.0	1,167.7	-	3,053.7
Intangible assets, net	-	37.0	41.3	-	78.3
Investments in subsidiaries	2,629.4	-	-	(2,629.4)	-
Due from subsidiaries	2,514.3	-	-	(2,514.3)	-
Other long-term assets	17.1	40.5	41.1	-	98.7
Goodwill	-	1,462.8	309.5	-	1,772.3
Total assets	$5,160.9	$4,163.1	$2,171.7	$(5,143.7)	$6,352.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$138.1	$92.1	$-	$230.2
Accrued salaries	-	114.8	84.2	-	199.0
Income taxes payable	56.2	-	-	-	56.2
Other current liabilities	41.2	121.1	106.0	-	268.3
Current maturities of long-term debt	17.5	0.5	4.3	-	22.3
	114.9	374.5	286.6	-	776.0
Long-term debt, net	2,748.3	47.7	91.2	-	2,887.2
Due to Parent	-	1,653.0	861.3	(2,514.3)	-
Deferred income taxes	48.9	-	-	-	48.9
Long-term portion of reserves for self-insurance claims	-	102.7	53.5	-	156.2
Other long-term liabilities	-	37.8	31.5	-	69.3
Total liabilities	2,912.1	2,215.7	1,324.1	(2,514.3)	3,937.6
Redeemable noncontrolling interests	-	-	117.9	-	117.9
Total LifePoint Health, Inc. stockholders' equity	2,248.8	1,947.4	682.0	(2,629.4)	2,248.8
Noncontrolling interests	-	-	47.7	-	47.7
Total equity	2,248.8	1,947.4	729.7	(2,629.4)	2,296.5
Total liabilities and equity	$5,160.9	$4,163.1	$2,171.7	$(5,143.7)	$6,352.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$59.9	$52.3	$53.8	$(102.0)	$64.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of affiliates	(102.0)	-	-	102.0	-
Stock-based compensation	6.6	-	-	-	6.6
Depreciation and amortization	-	54.7	33.4	-	88.1
Amortization of physician minimum revenue guarantees	-	1.8	0.3	-	2.1
Amortization of debt issuance costs and premium	1.2	-	-	-	1.2
Other non-operating gains	-	(0.5)	(25.4)	-	(25.9)
Deferred income taxes	(1.1)	-	-	-	(1.1)
Reserve for self-insurance claims, net of payments	-	(38.4)	6.7	-	(31.7)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(14.7)	5.2	-	(9.5)
Inventories, prepaid expenses and other current assets	-	10.5	(10.4)	-	0.1
Accounts payable, accrued salaries and other current liabilities	29.1	(33.9)	2.3	-	(2.5)
Income taxes payable/receivable	8.3	-	-	-	8.3
Other	0.1	(3.0)	(5.1)	-	(8.0)
Net cash provided by operating activities	2.1	28.8	60.8	-	91.7

Cash flows from investing activities:
Purchases of property and equipment	-	(28.0)	(40.5)	-	(68.5)
Acquisitions, net of cash acquired	-	(0.3)	(2.4)	-	(2.7)
Proceeds from home health partnership	-	12.8	-	-	12.8
Other	(0.5)	-	-	-	(0.5)
Net cash used in investing activities	(0.5)	(15.5)	(42.9)	-	(58.9)

Cash flows from financing activities:
Proceeds from borrowings	80.0	-	-	-	80.0
Payments of borrowings	(84.4)	-	-	-	(84.4)
Repurchases of common stock	(5.9)	-	-	-	(5.9)
Proceeds from exercise of stock options	9.4	-	-	-	9.4
Change in intercompany balances with affiliates, net	(0.6)	9.1	(8.5)	-	-
Other	(0.1)	0.7	(2.8)	-	(2.2)
Net cash (used in) provided by financing activities	(1.6)	9.8	(11.3)	-	(3.1)

Change in cash and cash equivalents	-	23.1	6.6	-	29.7
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$31.6	$94.2	$-	$125.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$21.6	$33.2	$24.4	$(55.3)	$23.9
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Stock-based compensation	9.0	-	-	-	9.0
Depreciation and amortization	-	53.1	33.2	-	86.3
Amortization of physician minimum revenue guarantees	-	2.1	0.5	-	2.6
Amortization of debt issuance costs, discount and premium	1.5	-	-	-	1.5
Other non-operating loss	-	1.2	-	-	1.2
Deferred income taxes	(4.7)	-	-	-	(4.7)
Reserve for self-insurance claims, net of payments	-	21.3	4.2	-	25.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(32.8)	(91.4)	-	(124.2)
Inventories, prepaid expenses and other current assets	-	(3.1)	(11.4)	-	(14.5)
Accounts payable, accrued salaries and other current liabilities	27.7	(9.8)	52.8	-	70.7
Income taxes payable/receivable	16.9	-	-	-	16.9
Other	0.3	1.4	(7.2)	-	(5.5)
Net cash provided by operating activities	17.0	66.6	5.1	-	88.7

Cash flows from investing activities:
Purchases of property and equipment	-	(32.2)	(20.4)	-	(52.6)
Acquisitions, net of cash acquired	-	(118.2)	(0.2)	-	(118.4)
Other	-	(0.2)	-	-	(0.2)
Net cash used in investing activities	-	(150.6)	(20.6)	-	(171.2)

Cash flows from financing activities:
Proceeds from borrowings	75.0	-	-	-	75.0
Payments of borrowings	(80.6)	-	-	-	(80.6)
Repurchases of common stock	(7.5)	-	-	-	(7.5)
Proceeds from exercise of stock options	1.3	-	-	-	1.3
Change in intercompany balances with affiliates, net	(5.1)	(35.9)	41.0	-	-
Other	(0.1)	0.1	(2.7)	-	(2.7)
Net cash (used in) provided by in financing activities	(17.0)	(35.8)	38.3	-	(14.5)

Change in cash and cash equivalents	-	(119.8)	22.8	-	(97.0)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$81.1	$105.9	$-	$187.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, LifePoint Health, Inc., and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; the impact of efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the Affordable Care Act marketplace exchanges (the “Exchanges”) and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; the effect on self-pay revenue of increasing enrollment in insurance plans with high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2016 Annual Report on Form 10-K. Any factor described in this report and in the 2016 Annual Report on Form 10-K could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2016 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At March 31, 2017, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,417 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,630.2 million and $1,580.7 million during the three months ended March 31, 2017 and 2016, respectively, of which 54.3% and 52.7%, respectively, were derived from the collective Medicare and Medicaid programs. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Recent Developments

In-Home Healthcare Partnership

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices, leveraging our combined expertise to enhance home health and hospice services in the communities served by our hospitals.  The transfer of home health and hospice assets is scheduled to be completed in various phases throughout 2017, subject to regulatory approvals and customary closing conditions.

Health Care Reform Efforts

On January 20, 2017, newly-inaugurated President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, or penalty on any individual, family, health care provider, or health insurer.

In March 2017, legislation was introduced in the U.S. House of Representatives that would have repealed many of the provisions of the Affordable Care Act and replaced them with varying health coverage plans and incentives, including, among other things, the provision of tax credits to certain individuals that could be used to purchase qualified health plans, the expanded use of health savings accounts, and the creation of a state patient and stability fund.  The legislation also would have generally repealed Medicaid expansion and converted federal Medicaid funding to a per capita allotment.  The legislation was ultimately removed from consideration and was not voted upon by the U.S. House of Representatives.

Although no new legislation has been reintroduced, we believe there will continue to be a number of legal challenges to various provisions of the Affordable Care Act, and Congress and the current administration are continuing to discuss various proposals to replace and/or modify the Affordable Care Act.  In addition, the appeal of the U.S. House of Representatives’ lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange is being held in abeyance in order to allow time for a resolution, including potential legislative action, that would eliminate the need for a judicial determination of the appeal.

Operating Environment

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

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While the Centers for Medicare and Medicaid Services (“CMS”) has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015, which provides $80 billion in discretionary spending sequestration relief for federal fiscal years (“FFYs”) 2016 and 2017, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through FFY 2025 and, effective January 1, 2017, reduced Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015.  This will limit our ability to expand the scope and profitability of outpatient services.

On April 14, 2017, CMS issued its hospital inpatient prospective payment system (“IPPS”) proposed rule for FFY 2018, which begins on October 1, 2017. Among other things, the proposed rule provides an operating payment rate increase of approximately 1.6% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.9%, which is reduced by (i) a multi-factor productivity adjustment of 0.4%, (ii) a 0.75% reduction required by the Affordable Care Act, and (iii) a 0.6% adjustment to remove the one-time adjustment of 0.6% that was made in FFY 2017 to offset the estimated costs of the 0.2% reduction to IPPS payment rates that were made in connection with the Medicare program’s “two midnight rule” in FFYs 2014, 2015, and 2016, and increased by (iv) 0.4588% as required by the 21st Century Cures Act in connection with the restoration of the documentation and coding adjustments that CMS was required to make by the  American Taxpayer Relief Act of 2012 in order to fully recoup the documentation and coding overpayments that Congress believed occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2018 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the proposed rule makes updates to the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, Hospital Readmissions Reduction Programs, and Medicare and Medicaid EHR Incentive Programs.  In addition, under the proposed rule, CMS would distribute approximately $7.0 billion in uncompensated care payments to hospitals in FFY 2018, which would be an increase of approximately $1.0 billion from the FFY 2017 amount.  Overall, CMS estimates that under the proposed rule, total Medicare spending on inpatient hospital services, including capital, will increase by $3.1 billion in FFY 2018.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. As of March 31, 2017, only ten of the states in which we operate are currently implementing expansions to their Medicaid programs.  Additionally, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

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

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of calendar year (“CY”) 2015, and increased by an additional 0.5% per year for CYs 2016 and 2017, and will be increased by 0.5% per year for CYs 2018 and 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law as part of the American Recovery and Reinvestment Act of 2009,  includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  The Medicare EHR incentive program for physicians and other providers will be sunset on December 31, 2018, but components of the program will be carried forward as part of the Merit Based Incentive Payment System being developed by MACRA.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

Additionally, we are subject to the privacy, security and breach notification regulations promulgated under HIPAA and the HITECH Act, which requires us to adopt policies and procedures to comply with HIPAA, and implement administrative, technical and physical safeguards designed to protect the confidentiality, availability and integrity of protected health information. The HIPAA privacy, security and breach notification regulations apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that conduct certain standard transactions (such as billing insurance) electronically. In addition, certain provisions of the privacy, security and breach notification regulations apply to business associates, which are entities that perform certain functions or activities on behalf of covered entities that require access to or the use or disclosure of protected health information. In certain circumstances, a covered entity may be held liable for the actions of its business associate if the Department of Health and Human Services (“HHS”) determines an agency relationship exists between the covered entity and the business associate under federal agency law.

The start of phase II of the HIPAA audit program, which consists of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and focuses on compliance with the HIPAA privacy, security and breach notification rules, was announced by HHS in March 2016.   HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues.

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

Results of Operations

Unless noted otherwise, discussions in this report pertain to the Company’s consolidated operations, which includes the results of our health support center, our 72 hospitals operated during the three months ended March, 31, 2017, and our hospitals that have been previously disposed.

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted EBITDA.    Earnings before depreciation and amortization; interest expense, net; other non-operating (gains) loss;  provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

Admissions.   Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.

bps.   Basis points.

Consolidated.    Consolidated information includes the results of our health support center, our same-hospital operations and the results of Providence Hospitals (“Providence”), a two-campus hospital system located in Columbia, South Carolina, which we acquired effective February 1, 2016.

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

Same-hospital. Same-hospital information includes the results of our health support center and the same 70 hospitals operated during the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31, 2017 and 2016

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,863.8	114.3%	$1,800.8	113.9%
Provision for doubtful accounts	233.6	14.3	220.1	13.9
Revenues	1,630.2	100.0	1,580.7	100.0

Salaries and benefits	796.9	48.9	765.7	48.4
Supplies	268.2	16.4	262.4	16.6
Other operating expenses	372.7	22.9	397.3	25.2
Other income	(3.2)	(0.2)	(6.3)	(0.4)
Depreciation and amortization	88.1	5.4	86.3	5.4
Interest expense, net	37.4	2.3	37.5	2.4
Other non-operating (gains) loss	(25.9)	(1.6)	1.2	0.1
	1,534.2	94.1	1,544.1	97.7

Income before income taxes	96.0	5.9	36.6	2.3
Provision for income taxes	32.0	2.0	12.7	0.8
Net income	64.0	3.9	23.9	1.5
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(4.1)	(0.2)	(2.3)	(0.1)
Net income attributable to LifePoint Health, Inc.	$59.9	3.7%	$21.6	1.4%

Revenues

The following table presents the components of revenues for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended
	March 31,
	2017	2016	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$1,863.8	$1,800.8	$63.0	3.5%
Provision for doubtful accounts	233.6	220.1	13.5	6.1
Revenues	$1,630.2	$1,580.7	$49.5	3.1

Same-hospital:
Revenues before provision for doubtful accounts	$1,787.2	$1,758.7	$28.5	1.6%
Provision for doubtful accounts	221.8	216.5	5.3	2.4
Revenues	$1,565.4	$1,542.2	$23.2	1.5

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$635.9	39.0%	$591.5	37.4%
Medicaid	248.8	15.3	242.3	15.3
HMOs, PPOs and other private insurers	744.8	45.7	737.6	46.7
Self-pay	199.3	12.2	195.2	12.3
Other	35.0	2.1	34.2	2.2
Revenues before provision for doubtful accounts	1,863.8	114.3	1,800.8	113.9
Provision for doubtful accounts	(233.6)	(14.3)	(220.1)	(13.9)
Revenues	$1,630.2	100.0%	$1,580.7	100.0%

Certain changes have been made to our classification of historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three months ended March 31, 2016.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016	Increase	% Increase
Revenues per equivalent admission - consolidated	$9,068	$8,932	$136	1.5%
Revenues per equivalent admission - same-hospital	$8,961	$8,875	$86	1.0%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Admissions	70,060	69,676	384	0.6%
Equivalent admissions	179,774	176,977	2,797	1.6%
Medicare case mix index	1.50	1.48	0.02	1.4%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	18,652	19,508	(856)	(4.4)%
Outpatient surgeries	69,264	70,226	(962)	(1.4)%
Total surgeries	87,916	89,734	(1,818)	(2.0)%
Emergency room visits	426,255	418,842	7,413	1.8%
Outpatient factor	2.57	2.54	0.03	1.2%

Same-hospital:
Admissions	67,633	68,144	(511)	(0.7)%
Equivalent admissions	174,696	173,767	929	0.5%
Medicare case mix index	1.49	1.49	-	-%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	17,721	18,896	(1,175)	(6.2)%
Outpatient surgeries	68,350	69,466	(1,116)	(1.6)%
Total surgeries	86,071	88,362	(2,291)	(2.6)%
Emergency room visits	409,558	408,189	1,369	0.3%
Outpatient factor	2.58	2.55	0.03	1.2%

For the three months ended March 31, 2017, our consolidated revenues before provision for doubtful accounts increased $63.0 million, or 3.5%, to $1,863.8 million as compared to the same period last year.   This increase was partially driven by one additional month of operations for Providence during the three months ended March 31, 2017 as compared to the same period last year, in addition to an increase in our same-hospital revenues before provision for doubtful accounts of $28.5 million, or 1.6%. These increases were partially offset by a decrease in revenues before provision for doubtful accounts related to the transfer of certain home health and hospice service lines to IHHP, which we do not consolidate.  Accordingly, the revenues associated with these businesses are no longer included in our consolidated results.  The increase in our same-hospital revenues before provision for doubtful accounts was driven by higher contracted rates from HMOs, PPOs and other private insurers, as evidenced by an increase in our same-hospital revenues per equivalent admission of 1.0%, and an increase in our same-hospital equivalent admissions of 0.5% for the three months ended March 31, 2017 as compared to the same period last year.  Our same-hospital equivalent admissions were positively impacted by increases in flu-related volume, partially offset by the negative impact of one less calendar day during the three months ended March 31, 2017 as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$29.4	1.8%	$36.6	2.3%	$(7.2)	(19.7)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$199.3	12.2%	$195.2	12.3%	$4.1	2.1%
Net revenue days outstanding
(at end of period)	51.7	N/A	55.7	N/A	(4.0)	(7.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$27.3	1.7%	$32.9	2.1%	$(5.6)	(17.0)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$190.2	12.2%	$189.9	12.3%	$0.3	0.2%
Net revenue days outstanding
(at end of period)	51.5	N/A	55.4	N/A	(3.9)	(7.0)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended March 31, 2017, our consolidated provision for doubtful accounts increased  $13.5 million, or 6.1%, to $233.6 million as compared to the same period last year.  This increase was partially driven by one additional month of operations for Providence during the three months ended March 31, 2017 as compared to the same period last year, in addition to an increase in our same-hospital provision for doubtful accounts of $5.3 million, or 2.4%.  Additionally, our consolidated net revenue days outstanding at March 31, 2017 improved to 51.7 days as compared to 55.7 days at March 31, 2016.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2016 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$796.9	48.9%	$765.7	48.4%	$31.2	4.1%
Man-hours per equivalent admission	113	N/A	114	N/A	(1)	(0.9)%
Salaries and benefits per equivalent
admission	$4,433	N/A	$4,327	N/A	$106	2.4%

For the three months ended March 31, 2017, our salaries and benefits expense increased to $796.9 million, or 4.1%, as compared to $765.7 million for the same period last year. This increase was partially driven by one additional month of operations for Providence during the three months ended March 31, 2017 as compared to the same period last year, in addition to an increase in our same-hospital salaries and benefits expense as a result of the use of more expensive contract nursing labor in certain of our markets, the increasing cost of employing a greater number of physicians and their related support staff, and higher employee health benefits expenses.  These increases were partially offset by productivity improvements in certain of our markets.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Supplies (dollars in millions)	$268.2	16.4%	$262.4	16.6%	$5.8	2.2%
Supplies per equivalent admission	$1,492	N/A	$1,483	N/A	$9	0.6%

For the three months ended March 31, 2017, our supplies expense increased to $268.2 million, or 2.2%, as compared to $262.4 million for the same period last year primarily as a result of one additional month of operations for Providence during the three months ended March 31, 2017 as compared to the same period last year.  This increase was partially offset by improvements in our cost management strategies, particularly in areas such as pharmaceutical utilization.  We continue to experience increasing pricing pressure in oncology and other cancer-related drugs.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$71.5	4.4%	$65.8	4.2%	$5.7	8.7%
Utilities	28.1	1.7	27.0	1.7	1.1	4.4
Repairs and maintenance	47.1	2.9	45.7	2.9	1.4	3.1
Rents and leases	17.3	1.1	17.1	1.1	0.2	1.0
Insurance	9.4	0.6	37.4	2.4	(28.0)	(74.9)
Physician recruiting	4.1	0.3	4.3	0.3	(0.2)	(4.4)
Contract services	116.4	7.1	115.8	7.3	0.6	0.5
Non-income taxes	47.0	2.9	42.7	2.7	4.3	9.9
Other	31.8	1.9	41.5	2.6	(9.7)	(23.4)
	$372.7	22.9%	$397.3	25.2%	$(24.6)	(6.2)%

For the three months ended March 31, 2017, our other operating expenses decreased to $372.7 million, or 6.2%, as compared to $397.3 million for the same period last year primarily as a result of decreases in our insurance expenses and other operating expenses, partially offset by an increase in professional fees.    Our insurance expenses were higher for the three months ended March 31, 2016 primarily as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings as described further in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  Additionally, our other operating expenses decreased during the three months ended March 31, 2017 primarily as a result of lower acquisition-related legal and consulting fees and the positive financial performance for certain businesses in which we account for under the equity method.  Lastly, as a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended March 31, 2017, we recognized $3.2 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $6.3 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017.

Depreciation and Amortization

For the three months ended March 31, 2017, our depreciation and amortization expense increased by $1.8 million, or 2.0%  to $88.1 million, or 5.4% of revenues, as compared to $86.3 million, or 5.4% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of increases in our spending related to capital expenditure commitments associated with our recent acquisitions.    We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result.

Interest Expense, Net

Our interest expense was comparable at  $37.4 million for the three months ended March 31, 2017 as compared to $37.5 million for the same period last year.    For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gains and Loss

As more fully discussed in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, during the three months ended March 31, 2017 related to the settlement of a contingent liability previously established in connection with our acquisition of Marquette General Hospital (“Marquette General”) in 2012.

Additionally, as more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain of approximately $7.9 million, $4.9 million net of income taxes, or $0.12 per diluted share, during the three months ended March 31, 2017 in connection with the initial phase of establishing  IHHP.

During the three months ended March 31, 2016, we recognized an impairment loss of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $32.0 million, or 2.0% of revenues, for the three months ended March 31, 2017, as compared to $12.7 million, or 0.8% of revenues, for the same period last year.  The increase in the provision for income taxes for the three months ended March 31, 2017 was primarily attributable to an increase in our income before income taxes for the three months ended March 31, 2017, as compared to the same period last year, partially offset by a decrease in our effective tax rate to 34.9% for the three months ended March 31, 2017, as compared to 37.0% for the same period last year. Our effective tax rate decreased as a result of the benefit of the reversal of a previously established tax reserve, in addition to the impact of the adoption of Accounting Standards Update (“ASU”) 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”), which prospectively changes how differences in compensation expense for share-based awards for accounting and tax purposes are recognized upon vesting or settlement.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Refer to  “—  Certain Definitions” above for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the three months ended March 31, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$64.0	3.9%	$23.9	1.5%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(4.1)	(0.2)	(2.3)	(0.1)
Net income attributable to LifePoint Health, Inc.	59.9	3.7	21.6	1.4

Adjust: Depreciation and amortization	88.1	5.4	86.3	5.4
Interest expense, net	37.4	2.3	37.5	2.4
Other non-operating (gains) loss	(25.9)	(1.6)	1.2	0.1
Provision for income taxes	32.0	2.0	12.7	0.8
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	4.1	0.2	2.3	0.1
Adjusted EBITDA	$195.6	12.0%	$161.6	10.2%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million Term Facility and a $600.0 million senior secured revolving credit facility (the “Revolving Facility’).  During the three months ended March, 31, 2017, we borrowed and subsequently repaid $80.0 million under the Revolving Facility for general corporate purposes.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$91.7	$88.7
Less: Purchases of property and equipment	(68.5)	(52.6)
Free operating cash flow	23.2	36.1
Acquisitions, net of cash acquired	(2.7)	(118.4)
Proceeds from home health partnership	12.8	-
Proceeds from borrowings	80.0	75.0
Payments of borrowings	(84.4)	(80.6)
Repurchases of common stock	(5.9)	(7.5)
Proceeds from exercise of stock options	9.4	1.3
Other	(2.7)	(2.9)
Net change in cash and cash equivalents	$29.7	$(97.0)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt, and make strategic investments. However, free operating cash flow does not fully reflect our ability to deploy generated cash for discretionary spending, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our condensed consolidated statements of cash flows presented in our unaudited condensed consolidated financial statements included elsewhere in this report. Refer to the table above for a reconciliation of free operating cash flow to net cash provided by operating activities, the most comparable GAAP measure.

Our cash flows provided by operating activities for the three months ended March 31, 2017 as compared to the same period last year were positively impacted by higher net income and improvements in the amount and timing of cash collections of outstanding accounts receivable, partially offset by increases in the amount and timing of payments for accounts payable, accrued salaries, self-insurance claims and income taxes.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended
	March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$14.4	0.9%	$19.4	1.2%
Growth capital	39.3	2.4	20.1	1.3
Information systems	14.8	0.9	13.1	0.8
	$68.5	4.2%	$52.6	3.3%

Depreciation expense	$87.6		$85.8

Ratio of capital expenditures to depreciation expense	78.2%		61.3%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first three months of 2017 is as follows (in millions):

				Payments of	Amortization of
	December 31,	Proceeds from	Payments of	Debt Financing	Debt Issuance Costs	March 31,
	2016	Borrowings	Borrowings	Costs	and Premium	2017
Senior Credit Agreement:
Term Facility	$691.3	$-	$(4.4)	$-	$-	$686.9
Revolving Facility	-	80.0	(80.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-	-		1,100.0
5.875% Senior Notes	500.0	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	500.0
Unamortized debt issuance costs
and premium	(21.9)	-	-	(0.1)	0.9	(21.1)
Capital leases and financing
obligations	144.9	-	(1.2)	-	-	143.7
	$2,914.3	$80.0	$(85.6)	$(0.1)	$0.9	$2,909.5

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31,	December 31,	Increase
	2017	2016	(Decrease)
Current portion of long-term debt	$22.3	$22.3	$-
Long-term debt, net	2,887.2	2,892.0	(4.8)
Unamortized debt issuance costs and premium	21.1	21.9	(0.8)
Total debt, excluding unamortized debt issuance costs and premium	2,930.6	2,936.2	(5.6)
Total LifePoint Health, Inc. stockholders' equity	2,248.8	2,180.4	68.4
Total capitalization	$5,179.4	$5,116.6	$62.8
Total debt to total capitalization	56.6%	57.4%	(80)	bps

Percentage of total debt:
Fixed rate debt	76.6%	76.5%
Variable rate debt	23.4	23.5
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Senior Credit Agreement, which was issued effective June 10, 2016 and matures on June 10, 2021, provides for a  $700.0 million Term Facility and a $600.0 million Revolving Facility.  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year with the balance due at maturity.  Additionally, the Term Facility is subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.    The Senior Credit Agreement is secured by collateral consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes issued by our subsidiaries and owned by us and each guarantor, subject to certain exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March  31, 2017,  we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During the three months ended March, 31, 2017, we borrowed and subsequently repaid $80.0 million under the Revolving Facility for general corporate purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $581.3 million as of March 31, 2017.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of March 31, 2017, the applicable annual interest rate under the Term Facility was 2.74%, which was based on the 30-day adjusted LIBOR of 0.99% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of March 31, 2017.

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

At March 31, 2017, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $560.2 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2017,  there were no material changes in our contractual obligations as presented in our 2016 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Adoption of Recently Issued Accounting Standards

ASU 2016-9, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting”

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-9, which changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements.    We prospectively adopted the provisions of ASU 2016-9 during the first quarter of 2017.

In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes.  Prior to the adoption of ASU 2016-9, we recognized these differences through capital in excess of par value.  During the three months ended March 31, 2017, we recognized a reduction to our provision for income taxes of approximately $1.1 million as a result of compensation expense for tax purposes upon vesting or settlement of certain share-based awards exceeding the amount of compensation expense that had previously been recognized for accounting purposes for these same share-based awards.  Additionally, as part of our adoption of the provisions of ASU 2016-9, we elected to continue to apply an estimated rate of forfeiture to our compensation expense for share-based awards.  Finally, ASU 2016-9 allows an employer to withhold employee shares upon vesting up to maximum statutory tax rates without causing an award to be classified as a liability.  We made certain modifications to our share-based award plans and certain awards under those plans in order to accommodate and administer this additional provision of ASU 2016-9.

Accounting Standards Not Yet Adopted

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. We anticipate that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected on our balance sheets.  We are still evaluating the impact that the adoption of this standard will have on our policies, procedures and control framework.

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date, (collectively, the “New Revenue Standard”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance.  The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the cumulative catch-up transition method.  The full retrospective method requires application of the provisions of the New Revenue Standard for all periods presented while the cumulative catch-up transition method requires the application of the provisions of the New Revenue Standard as of the date of adoption with the cumulative effect of the retrospective application of the provisions as an adjustment through retained earnings.  Currently, we anticipate adopting the provisions of the New Revenue Standard using the full retrospective method for all periods presented.

In preparation for the adoption of the New Revenue Standard, we continue to evaluate and refine our estimates of the anticipated impacts it will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, we are continuing to evaluate our population of revenue sources to determine an appropriate level of stratification, as well as assess all of the potential effects the New Revenue Standard will have on variable consideration arising from settlements with third party payors, disproportionate share hospital payments and bundled payments.  However, we do anticipate that, as a result of certain changes required by the New Revenue Standard, the majority of our provision for doubtful accounts related to our self-pay patient population will be recognized as a direct reduction to revenues as a pricing concession, instead of separately as a deduction to arrive at revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2017, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,930.6 million, 23.4%, or $686.9 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of March  31, 2017 was 100 basis points higher during the three months ended March  31, 2017, our net income would have decreased by approximately $1.1 million, or $0.03 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2017. As a result, the interest rate market risk implicit in these investments at March 31, 2017, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the “2015 Amendments”) requires federal agencies to adjust the level of civil monetary penalties with an initial “catch-up” adjustment and make subsequent annual adjustments for inflation thereafter. On June 30, 2016, the Department of Justice (“DOJ”) published an interim final rule implementing the “catch-up” adjustment required by the 2015 Amendments for civil monetary penalties that may be imposed for violations of the False Claims Act, and on February 3, 2017, the DOJ published a final rule that, effective as of that date, increases those civil monetary penalties to a minimum of $10,957 and a maximum of $21,916 for each false or fraudulent claim.

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In connection with our acquisitions of Marquette General and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The Conemaugh self-disclosure is pending with CMS, and to the extent its settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit. We do not believe that the ultimate resolution of this matter will be material to the Company.    The Marquette self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the sellers paid that amount in full to CMS.  As a result, we reversed the previously established reserve for settlement of the Marquette self-disclosure and recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, which is included under the caption “Other non-operating (gains) loss” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  As more fully described below, agreements to resolve all of these matters have been reached as it pertains to entities affiliated with us.

The lawsuits in Alabama alleged that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This second action asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, we removed the second class action to the U.S. District Court in Mobile, Alabama.   By Order dated March 28, 2016, the United States District Court Judge dismissed with prejudice the RICO claim and refused to exercise jurisdiction over the remaining state law claims.  In a filing made April 7, 2016 the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.  By opinion dated March 1, 2017, the Eleventh Circuit Court of Appeals ordered this action be remanded back to the United States District Court for the Southern District of Alabama for additional proceedings.  Following this order, Dr. Aksut and others filed a petition for rehearing en banc by the Eleventh Circuit.  While this petition was pending, joint motions to dismiss this putative class action were filed by plaintiff’s counsel as to our affiliated entities.

In February 2017, we settled the claims against us, our subsidiaries and Vaughan Regional Medical Center with the individual plaintiffs and claimants, which included an agreement to dismiss the putative class action pending in the Eleventh Circuit.  We have also reached an agreement in principle to settle the first putative class action lawsuit.  As of the date of this filing, we believe that all such settlements will be accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  However, there can be no assurance that we will complete any or all of these settlements, that definitive settlement documentation will be agreed upon by all parties, that the courts overseeing the putative class action lawsuits will approve those settlements, or that the final resolution will not materially exceed the amounts previously accrued.

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against us, our subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  All of these settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  In addition, in February 2017, we received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against us, two of our subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The new claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable.  Such liability could be material.

We accrue an estimate for a contingent liability when losses are both probable and reasonably estimable.  We review our accruals each quarter and adjust them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2016 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of our common stock through March 14, 2018.  As of March 31, 2017, we had remaining authority to repurchase $100.0 million in shares in accordance with the 2016 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  We have designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock.

We did not repurchase any shares in accordance with the 2016 Repurchase Plan during the three months ended March 31, 2017 and 2016.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March 31, 2017 and 2016 for aggregate purchase prices of approximately $5.9 million and $7.5 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2017:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
January 1, 2017 to January 31, 2017	-	$-	-	$100.0
February 1, 2017 to February 28, 2017 (a)	92,514	$64.25	-	$100.0
March 1, 2017 to March 31, 2017	-	$-	-	$100.0
Total	92,514	$64.25	-	$100.0

_____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

10.1	-	Voluntary Resignation and General Release Agreement dated February 14, 2017 between Paul D. Gilbert and HSCGP, LLC (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management compensation plan or arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Executive Vice President and

Chief Financial Officer

(Principal Accounting Officer)

Date: April 28, 2017

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

10.1	-	Voluntary Resignation and General Release Agreement dated February 14, 2017 between Paul D. Gilbert and HSCGP, LLC (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

*  — Management compensation plan or arrangement

** — Furnished electronically herewith