Form 10-Q
period 2017-06-30
LIFEPOINT HEALTH, INC.
filed 2017-08-01
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 21, 2017, the number of outstanding shares of the registrant’s Common Stock was 40,116,093.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues before provision for doubtful accounts	$1,822.1	$1,816.3	$3,685.9	$3,617.1
Provision for doubtful accounts	227.3	223.9	460.9	444.0
Revenues	1,594.8	1,592.4	3,225.0	3,173.1

Salaries and benefits	762.0	760.3	1,558.9	1,526.0
Supplies	263.2	268.9	531.4	531.3
Other operating expenses	381.7	397.9	754.4	795.2
Other income	(4.3)	(10.1)	(7.5)	(16.4)
Depreciation and amortization	88.7	84.6	176.8	170.9
Interest expense, net	37.6	38.4	75.0	75.9
Other non-operating (gains) losses	(4.5)	22.0	(30.4)	23.2
	1,524.4	1,562.0	3,058.6	3,106.1

Income before income taxes	70.4	30.4	166.4	67.0
Provision for income taxes	24.4	10.3	56.4	23.0
Net income	46.0	20.1	110.0	44.0
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(3.5)	(3.2)	(7.6)	(5.5)
Net income attributable to LifePoint Health, Inc.	$42.5	$16.9	$102.4	$38.5

Weighted average shares outstanding - basic	40.3	43.0	40.2	43.1
Effect of dilutive stock options and other stock-based awards	1.0	1.3	1.0	1.3
Weighted average shares outstanding - diluted	41.3	44.3	41.2	44.4

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.06	$0.39	$2.55	0.89
Diluted	$1.03	$0.38	$2.49	0.87

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2017	2016 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$130.9	$96.1
Accounts receivable, less allowances for doubtful accounts of $950.9 and $891.2 at
June 30, 2017 and December 31, 2016, respectively	892.0	912.7
Inventories	155.5	154.3
Prepaid expenses	76.1	71.9
Other current assets	59.8	80.3
	1,314.3	1,315.3
Property and equipment:
Land	190.7	191.6
Buildings and improvements	2,658.8	2,601.6
Equipment	2,314.2	2,237.7
Construction in progress (estimated costs to complete after June 30, 2017 is $489.8)	210.1	178.3
	5,373.8	5,209.2
Accumulated depreciation	(2,305.9)	(2,142.4)
	3,067.9	3,066.8

Intangible assets, net	76.8	80.3
Other long-term assets	104.2	78.7
Goodwill	1,769.2	1,777.9
Total assets	$6,332.4	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230.3	$261.2
Accrued salaries	208.0	212.9
Income taxes payable	25.7	47.8
Other current liabilities	235.9	244.0
Current maturities of long-term debt	22.1	22.3
	722.0	788.2

Long-term debt, net	2,882.2	2,892.0
Deferred income taxes	49.0	50.0
Long-term portion of reserves for self-insurance claims	156.1	161.5
Other long-term liabilities	75.2	85.2
Total liabilities	3,884.5	3,976.9

Redeemable noncontrolling interests	119.2	113.7

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,936,953 and
67,301,082 shares issued at June 30, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	1,609.8	1,584.2
Accumulated other comprehensive loss	(2.8)	(2.8)
Retained earnings	1,879.3	1,776.9
Common stock in treasury, at cost, 27,769,527 and 27,358,126 shares at June 30, 2017
and December 31, 2016, respectively	(1,205.0)	(1,178.6)
Total LifePoint Health, Inc. stockholders' equity	2,282.0	2,180.4
Noncontrolling interests	46.7	48.0
Total equity	2,328.7	2,228.4
Total liabilities and equity	$6,332.4	$6,319.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net income	$46.0	$20.1	$110.0	$44.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	5.3	8.4	11.9	17.4
Depreciation and amortization	88.7	84.6	176.8	170.9
Amortization of physician minimum revenue guarantees	1.9	2.5	4.0	5.1
Amortization of debt issuance costs, discount and premium	1.2	1.4	2.4	2.9
Other non-operating (gains) losses	(4.5)	22.0	(30.4)	23.2
Deferred income taxes	0.1	(44.3)	(1.0)	(49.0)
Reserve for self-insurance claims, net of payments	(5.1)	(0.2)	(36.8)	25.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	21.0	(4.1)	11.5	(128.3)
Inventories, prepaid expenses and other current assets	20.3	13.6	20.4	(0.9)
Accounts payable, accrued salaries and other current liabilities	(32.7)	(17.1)	(35.2)	53.6
Income taxes payable/receivable	(30.5)	(22.0)	(22.2)	(5.1)
Other	(1.1)	1.5	(9.1)	(4.0)
Net cash provided by operating activities	110.6	66.4	202.3	155.1

Cash flows from investing activities:
Purchases of property and equipment	(89.2)	(70.3)	(157.7)	(122.9)
Acquisitions, net of cash acquired	-	(0.1)	(2.7)	(118.5)
Proceeds from home health partnership	2.1	-	14.9	-
Other	0.8	(0.8)	0.3	(1.0)
Net cash used in investing activities	(86.3)	(71.2)	(145.2)	(242.4)

Cash flows from financing activities:
Proceeds from borrowings	60.0	1,275.0	140.0	1,350.0
Payments of borrowings	(64.4)	(1,097.0)	(148.8)	(1,177.6)
Repurchases of common stock	(20.5)	(50.1)	(26.4)	(57.6)
Payments of debt financing costs	(0.3)	(29.9)	(0.4)	(30.0)
Proceeds from exercise of stock options	5.9	1.0	15.3	2.3
Other	0.1	(7.0)	(2.0)	(9.6)
Net cash (used in) provided by financing activities	(19.2)	92.0	(22.3)	77.5

Change in cash and cash equivalents	5.1	87.2	34.8	(9.8)
Cash and cash equivalents at beginning of period	125.8	187.0	96.1	284.0
Cash and cash equivalents at end of period	$130.9	$274.2	$130.9	$274.2

Supplemental disclosure of cash flow information:
Interest payments	$63.3	$67.4	$68.8	$71.9
Capitalized interest	$1.5	$1.2	$3.0	$2.2
Income tax payments, net	$54.8	$76.6	$79.6	$76.9

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June  30, 2017

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2016 (a)	39.9	$0.7	$1,584.2	$(2.8)	$1,776.9	$(1,178.6)	$48.0	$2,228.4
Net income	-	-	-	-	102.4	-	0.3	102.7
Exercise of stock options	0.7	-	15.3	-	-	-	-	15.3
Stock-based compensation	-	-	11.9	-	-	-	-	11.9
Repurchases of common stock,
at cost	(0.4)	-	-	-	-	(26.4)	-	(26.4)
Fair value adjustment related to
redeemable noncontrolling interests	-	-	(1.6)	-	-	-	-	(1.6)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.6)	(1.6)
Balance at June 30, 2017	40.2	$0.7	$1,609.8	$(2.8)	$1,879.3	$(1,205.0)	$46.7	$2,328.7

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June  30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes.  Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value.  During the six months ended June 30, 2017, the Company recognized a reduction to its provision for income taxes of approximately $2.0 million as a result of compensation expense for tax purposes upon vesting or settlement of certain share-based awards exceeding the amount of compensation expense that had previously been recognized for accounting purposes for these same share-based awards.  Additionally, as part of the Company’s adoption of the provisions of ASU 2016-9, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.  Finally, ASU 2016-9 allows an employer to withhold employee shares upon vesting up to maximum statutory tax rates without causing an award to be classified as a liability.  The Company made certain modifications to its share-based award plans and certain awards under those plans in order to accommodate and administer this additional provision of ASU 2016-9.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

Accounting Standards Not Yet Adopted

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected on the Company’s balance sheets.  The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework.

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date (collectively, the “New Revenue Standard”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance.  The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

In preparation for the adoption of the New Revenue Standard, the Company continues to evaluate and refine its estimates of the anticipated impacts the New Revenue Standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  Specifically, the Company is continuing to evaluate its population of revenue sources to determine an appropriate level of stratification, as well as assess all of the potential effects the New Revenue Standard will have on variable consideration arising from settlements with third party payors, disproportionate share hospital payments and bundled payments.  However, the Company does anticipate that, as a result of certain changes required by the New Revenue Standard, the majority of its provision for doubtful accounts related to its self-pay patient population will be recognized as a direct reduction to revenues as a pricing concession, instead of separately presented as a deduction to arrive at revenue.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

Note 2. Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, are generally less than the Company’s established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$608.9	38.2%	$591.1	37.1%	$1,244.8	38.6%	$1,182.6	37.3%
Medicaid	254.7	16.0	239.3	15.0	503.5	15.6	481.6	15.2
HMOs, PPOs and other private insurers	727.3	45.6	742.4	46.7	1,472.1	45.6	1,480.0	46.6
Self-pay	201.0	12.6	210.6	13.2	400.3	12.4	405.8	12.8
Other	30.2	1.9	32.9	2.1	65.2	2.1	67.1	2.1
Revenues before provision
for doubtful accounts	1,822.1	114.3	1,816.3	114.1	3,685.9	114.3	3,617.1	114.0
Provision for doubtful accounts	(227.3)	(14.3)	(223.9)	(14.1)	(460.9)	(14.3)	(444.0)	(14.0)
Revenues	$1,594.8	100.0%	$1,592.4	100.0%	$3,225.0	100.0%	$3,173.1	100.0%

Certain changes have been made to the Company’s classification of historical sources of revenues.  Primarily, the Company changed the classification of revenues related to its managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three and six months ended June 30, 2016.  This change had no impact on the Company’s historical results of operations.

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2017 (in millions):

Balance at January 1, 2017	$891.2
Additions recognized as a reduction to revenues	460.9
Accounts written off, net of recoveries	(401.2)
Balance at June 30, 2017	$950.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 51.6% and 49.4% as of June 30, 2017 and December 31, 2016, respectively.  Additionally, as of June  30, 2017 and December 31, 2016, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 92.7% and 92.6%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $56.9 million and $58.0 million for the three months ended June  30, 2017 and 2016, respectively, and $118.7 million and $118.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of June  30, 2017 and December 31, 2016 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Senior Credit Agreement:
Term Facility	$682.5	$691.3	$678.2	$684.4
5.5% Senior Notes	$1,100.0	$1,100.0	$1,138.5	$1,127.5
5.875% Senior Notes	$500.0	$500.0	$524.4	$503.8
5.375% Senior Notes	$500.0	$500.0	$513.1	$483.1

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

Through the first half of 2017, ownership and management of 16 of the Company’s home health agencies and ten of the Company’s hospices have been transferred to IHHP.  In connection with these transactions,  the Company has transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized gains in the aggregate of approximately $12.4 million, $7.7 net of income taxes, or $0.19 per diluted share, which is included under the caption “Other non-operating (gains) losses” in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.    The transfer of additional home health and hospice assets to IHHP is scheduled to be completed in various phases throughout the remainder of 2017, subject to regulatory approvals and customary closing conditions.

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

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June  30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$38.0	$40.9
Accumulated amortization	(24.7)	(24.6)
Net total	13.3	16.3
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(14.4)	(13.4)
Net total	5.8	6.8
Total amortized intangible assets
Gross carrying amount	58.2	61.1
Accumulated amortization	(39.1)	(38.0)
Net total	19.1	23.1

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.4
Licenses, provider numbers, accreditations and other	21.8	21.8
Net total	57.7	57.2

Total intangible assets:
Gross carrying amount	115.9	118.3
Accumulated amortization	(39.1)	(38.0)
Net total	$76.8	$80.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $7.3 million and $8.3 million as of June 30, 2017 and December 31, 2016, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

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

Note 7.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of the Company’s common stock through March  14, 2018.  As of June  30, 2017, the Company had remaining authority to repurchase $79.6 million in shares in accordance with the 2016 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  The Company has designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock.

 The Company repurchased approximately 0.3 million and 0.8 million shares for an aggregate purchase price, including commissions, of $20.4 million and $50.0 million at an average purchase price of $64.32 and $66.03 per share during the six months ended June 30, 2017 and 2016, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

The Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June  30, 2017 and 2016 for aggregate purchase prices of approximately $6.0 million and $7.6 million, respectively. The Company has designated these shares as treasury stock.

Note 8. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s stockholder-approved 2013 Long-Term Incentive Plan, which was recently amended and restated effective as of June 6, 2017 (the “LTIP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

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

Stock Options

The Company granted options to purchase 885,122 and 924,117 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the six months ended June 30, 2017 and 2016, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the six months ended June  30, 2017 and 2016 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June  30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Expected volatility	32.9%	32.2%
Risk-free interest rate	2.37%	1.76%
Expected dividends	-	-
Average expected term (years)	6.1	5.9
Fair value per share of stock options granted	$21.42	$19.58

The total intrinsic value of stock options exercised during the six months ended June  30, 2017 and 2016 was $9.6 million and $1.2 million, respectively. The Company received $5.9 million and $1.0 million in cash from stock option exercises for the three months ended June 30, 2017 and 2016, respectively, and $15.3 million and $2.3 million in cash from stock option exercises for the six months ended June 30, 2017 and 2016, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.0 million for the six months ended June 30, 2017 and a nominal impact for the six months ended June  30, 2016.

As of June  30, 2017, there was $24.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

Other Stock-Based Awards

The Company granted 141,882 and 155,568 restricted stock units to certain officers, employees and non-employee directors in accordance with the LTIP during the six months ended June 30, 2017 and 2016, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant, or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

During the six months ended June 30, 2017 and 2016, the Company granted 144,535 and 159,248 targeted performance-based restricted stock units, respectively, that vest subject to the achievement of performance and market conditions.   In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of either three or four years.

The performance condition for the targeted performance-based restricted stock units granted during the six months ended June 30, 2017 is based on the Company’s achievement of annually established targets for diluted earnings per share for each of 2017, 2018 and 2019.   The performance condition for the targeted performance-based restricted stock units granted during the six months ended June 30, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 compared to the pro forma EBITDA target for this same group of hospitals.  Additionally, the targeted performance-based restricted stock units granted during each of the six months ended June 30, 2017 and 2016 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results compared to the targets.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

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

As of June 30, 2017, there was $24.1 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.2 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity awards:
Other stock-based awards	$2.1	$5.0	$5.0	$10.3
Stock options	3.2	3.4	6.9	7.1
	5.3	8.4	11.9	17.4
Liability awards:
Other stock-based awards	-	(2.0)	-	(3.5)
Total stock-based compensation expense	$5.3	$6.4	$11.9	$13.9
Tax benefit on stock-based compensation expense	$2.1	$2.5	$4.6	$5.5

     The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2017 or 2016. As of June 30, 2017, there was $48.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.0 years.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $10,957 to $21,916 for each separate false claim, subject to annual adjustment for inflation.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the Department of Justice and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

In connection with the Company’s acquisition of Marquette General Hospital (“Marquette General”), the seller self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. The Marquette General self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the seller paid that amount in full to CMS.  As a result, the Company reversed the previously established reserve for settlement of the Marquette General self-disclosure and recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, which is included under the caption “Other non-operating (gains) losses” in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.

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

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  As more fully described below, agreements to resolve all of these matters have been reached as they pertain to entities affiliated with the Company.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

The lawsuits in Alabama alleged that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This second action asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed the second class action to the U.S. District Court in Mobile, Alabama.    By Order dated March 28, 2016, the United States District Court Judge dismissed with prejudice the RICO claim and refused to exercise jurisdiction over the remaining state law claims.  In a filing made April 7, 2016, the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.  By opinion dated March 1, 2017, the Eleventh Circuit Court of Appeals ordered this action be remanded back to the United States District Court for the Southern District of Alabama for additional proceedings.  Following this order, Dr. Aksut and others filed a petition for rehearing en banc by the Eleventh Circuit.  While this petition was pending, joint motions to dismiss this putative class action were filed by plaintiffs’ counsel as to the Company’s affiliated entities.

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

Additionally, the Company and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against the Company, its subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  All of these settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  In addition, in February 2017, the Company received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against it, two of its subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The new claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable.  Such liability could be material.

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $15.2 million at June 30, 2017.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $7.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $210.1 million in costs related to uncompleted projects as of June 30, 2017, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2017, these uncompleted projects had an estimated cost to complete of approximately $489.8 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At June 30, 2017, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,458.1 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan, and in May 2016, began constructing a replacement hospital for the existing Marquette General hospital.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  The Company currently expects that the construction of the replacement hospital will conclude in early 2019.

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

June 30, 2017

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017  and December 31, 2016.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June  30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,041.2	$780.9	$-	$1,822.1
Provision for doubtful accounts	-	135.1	92.2	-	227.3
Revenues	-	906.1	688.7	-	1,594.8

Salaries and benefits	5.3	430.8	325.9	-	762.0
Supplies	-	144.0	119.2	-	263.2
Other operating expenses	(2.0)	225.7	158.0	-	381.7
Other income	-	(1.6)	(2.7)	-	(4.3)
Equity in earnings of affiliates	(77.4)	-	-	77.4	-
Depreciation and amortization	-	54.7	34.0	-	88.7
Interest expense, net	31.6	1.4	4.6	-	37.6
Other non-operating loss (gain)	-	3.4	(7.9)	-	(4.5)
Management (income) fees	-	(19.7)	19.7	-	-
	(42.5)	838.7	650.8	77.4	1,524.4
Income before income taxes	42.5	67.4	37.9	(77.4)	70.4
Provision for income taxes	-	24.4	-	-	24.4
Net income	42.5	43.0	37.9	(77.4)	46.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(3.5)	-	(3.5)
Net income attributable to LifePoint
Health, Inc.	$42.5	$43.0	$34.4	$(77.4)	$42.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June  30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,025.9	$790.4	$-	$1,816.3
Provision for doubtful accounts	-	132.8	91.1	-	223.9
Revenues	-	893.1	699.3	-	1,592.4

Salaries and benefits	6.4	421.8	332.1	-	760.3
Supplies	-	143.7	125.2	-	268.9
Other operating expenses	0.1	233.0	164.8	-	397.9
Other income	-	(4.4)	(5.7)	-	(10.1)
Equity in earnings of affiliates	(63.9)	-	-	63.9	-
Depreciation and amortization	-	53.0	31.6	-	84.6
Interest expense, net	32.4	1.3	4.7	-	38.4
Other non-operating loss	22.0	-	-	-	22.0
Management (income) fees	-	(20.0)	20.0	-	-
	(3.0)	828.4	672.7	63.9	1,562.0
Income before income taxes	3.0	64.7	26.6	(63.9)	30.4
(Benefit) provision for income taxes	(13.9)	24.2	-	-	10.3
Net income	16.9	40.5	26.6	(63.9)	20.1
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.4)	(2.8)	-	(3.2)
Net income attributable to LifePoint
Health, Inc.	$16.9	$40.1	$23.8	$(63.9)	$16.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,100.4	$1,585.5	$-	$3,685.9
Provision for doubtful accounts	-	267.2	193.7	-	460.9
Revenues	-	1,833.2	1,391.8	-	3,225.0

Salaries and benefits	11.9	880.6	666.4	-	1,558.9
Supplies	-	287.5	243.9	-	531.4
Other operating expenses, net	(2.0)	445.2	311.2	-	754.4
Other income	-	(4.1)	(3.4)	-	(7.5)
Equity in earnings of affiliates	(179.4)	-	-	179.4	-
Depreciation and amortization	-	109.4	67.4	-	176.8
Interest expense, net	63.1	2.6	9.3	-	75.0
Other non-operating losses (gains)	-	2.9	(33.3)	-	(30.4)
Management (income) fees	-	(38.6)	38.6	-	-
	(106.4)	1,685.5	1,300.1	179.4	3,058.6
Income before income taxes	106.4	147.7	91.7	(179.4)	166.4
Provision for income taxes	4.0	52.4	-	-	56.4
Net income	102.4	95.3	91.7	(179.4)	110.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(7.6)	-	(7.6)
Net income attributable to LifePoint
Health, Inc.	$102.4	$95.3	$84.1	$(179.4)	$102.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,027.5	$1,589.6	$-	$3,617.1
Provision for doubtful accounts	-	261.0	183.0	-	444.0
Revenues	-	1,766.5	1,406.6	-	3,173.1

Salaries and benefits	13.9	832.2	679.9	-	1,526.0
Supplies	-	283.2	248.1	-	531.3
Other operating expenses, net	0.4	472.6	322.2	-	795.2
Other income	-	(9.5)	(6.9)	-	(16.4)
Equity in earnings of affiliates	(119.2)	-	-	119.2	-
Depreciation and amortization	-	106.1	64.8	-	170.9
Interest expense, net	65.0	2.4	8.5	-	75.9
Other non-operating losses	22.0	1.2	-	-	23.2
Management (income) fees	-	(39.0)	39.0	-	-
	(17.9)	1,649.2	1,355.6	119.2	3,106.1
Income before income taxes	17.9	117.3	51.0	(119.2)	67.0
(Benefit) provision for income taxes	(20.6)	43.6	-	-	23.0
Net income	38.5	73.7	51.0	(119.2)	44.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.5)	(5.0)	-	(5.5)
Net income attributable to LifePoint
Health, Inc.	$38.5	$73.2	$46.0	$(119.2)	$38.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$39.2	$91.7	$-	$130.9
Accounts receivable, net	-	519.0	373.0	-	892.0
Inventories	-	92.5	63.0	-	155.5
Prepaid expenses	0.2	50.9	25.0	-	76.1
Other current assets	-	44.9	14.9	-	59.8
	0.2	746.5	567.6	-	1,314.3
Property and equipment:
Land	-	98.6	92.1	-	190.7
Buildings and improvements	-	1,818.3	840.5	-	2,658.8
Equipment	-	1,679.4	634.8	-	2,314.2
Construction in progress	-	72.7	137.4	-	210.1
	-	3,669.0	1,704.8	-	5,373.8
Accumulated depreciation	-	(1,795.1)	(510.8)	-	(2,305.9)
	-	1,873.9	1,194.0	-	3,067.9
Intangible assets, net	-	35.5	41.3	-	76.8
Investments in subsidiaries	2,706.8	-	-	(2,706.8)	-
Due from subsidiaries	2,407.9	-	-	(2,407.9)	-
Other long-term assets	16.7	45.0	42.5	-	104.2
Goodwill	-	1,459.4	309.8	-	1,769.2
Total assets	$5,131.6	$4,160.3	$2,155.2	$(5,114.7)	$6,332.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$149.4	$80.9	$-	$230.3
Accrued salaries	-	122.4	85.6	-	208.0
Income taxes payable	25.7	-	-	-	25.7
Other current liabilities	12.8	137.5	85.6	-	235.9
Current maturities of long-term debt	17.5	0.6	4.0	-	22.1
	56.0	409.9	256.1	-	722.0
Long-term debt, net	2,744.6	40.5	97.1	-	2,882.2
Due to Parent	-	1,574.1	833.8	(2,407.9)	-
Deferred income taxes	49.0	-	-	-	49.0
Long-term portion of reserves for self-insurance claims	-	102.4	53.7	-	156.1
Other long-term liabilities	-	43.0	32.2	-	75.2
Total liabilities	2,849.6	2,169.9	1,272.9	(2,407.9)	3,884.5
Redeemable noncontrolling interests	-	-	119.2	-	119.2
Total LifePoint Health, Inc. stockholders' equity	2,282.0	1,990.4	716.4	(2,706.8)	2,282.0
Noncontrolling interests	-	-	46.7	-	46.7
Total equity	2,282.0	1,990.4	763.1	(2,706.8)	2,328.7
Total liabilities and equity	$5,131.6	$4,160.3	$2,155.2	$(5,114.7)	$6,332.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$42.5	$43.0	$37.9	$(77.4)	$46.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(77.4)	-	-	77.4	-
Stock-based compensation	5.3	-	-	-	5.3
Depreciation and amortization	-	54.7	34.0	-	88.7
Amortization of physician minimum revenue guarantees	-	1.4	0.5	-	1.9
Amortization of debt issuance costs and premium	1.2	-	-	-	1.2
Other non-operating loss (gain)	-	3.4	(7.9)	-	(4.5)
Deferred income taxes	0.1	-	-	-	0.1
Reserve for self-insurance claims, net of payments	-	(2.5)	(2.6)	-	(5.1)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	11.4	9.6	-	21.0
Inventories, prepaid expenses and other current assets	(0.1)	(9.5)	29.9	-	20.3
Accounts payable, accrued salaries and other current liabilities	(28.4)	23.2	(27.5)	-	(32.7)
Income taxes payable/receivable	(30.5)	-	-	-	(30.5)
Other	(0.1)	2.9	(3.9)	-	(1.1)
Net cash (used in) provided by operating activities	(87.4)	128.0	70.0	-	110.6

Cash flows from investing activities:
Purchases of property and equipment	-	(30.8)	(58.4)	-	(89.2)
Acquisitions, net of cash acquired	-	(0.8)	0.8	-	-
Proceeds from home health partnership	-	2.1	-	-	2.1
Other	0.3	0.5	-	-	0.8
Net cash provided by (used in) investing activities	0.3	(29.0)	(57.6)	-	(86.3)

Cash flows from financing activities:
Proceeds from borrowings	60.0	-	-	-	60.0
Payments of borrowings	(64.4)	-	-	-	(64.4)
Repurchases of common stock	(20.5)	-	-	-	(20.5)
Payments of debt financing costs	(0.3)	-	-	-	(0.3)
Proceeds from exercise of stock options	5.9	-	-	-	5.9
Change in intercompany balances with affiliates, net	106.4	(89.1)	(17.3)	-	-
Other	-	(2.3)	2.4	-	0.1
Net cash provided by (used in) financing activities	87.1	(91.4)	(14.9)	-	(19.2)

Change in cash and cash equivalents	-	7.6	(2.5)	-	5.1
Cash and cash equivalents at beginning of period	-	31.6	94.2	-	125.8
Cash and cash equivalents at end of period	$-	$39.2	$91.7	$-	$130.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16.9	$40.5	$26.6	$(63.9)	$20.1
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(63.9)	-	-	63.9	-
Stock-based compensation	8.4	-	-	-	8.4
Depreciation and amortization	-	53.0	31.6	-	84.6
Amortization of physician minimum revenue guarantees	-	2.2	0.3	-	2.5
Amortization of debt issuance costs, discount and premium	1.4	-	-	-	1.4
Other non-operating loss	22.0	-	-	-	22.0
Deferred income taxes	(44.3)	-	-	-	(44.3)
Reserve for self-insurance claims, net of payments	-	(5.7)	5.5	-	(0.2)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	6.6	(10.7)	-	(4.1)
Inventories, prepaid expenses and other current assets	(0.1)	7.7	6.0	-	13.6
Accounts payable, accrued salaries and other current liabilities	(34.5)	16.5	0.9	-	(17.1)
Income taxes payable/receivable	(22.0)	-	-	-	(22.0)
Other	0.3	(1.1)	2.3	-	1.5
Net cash (used in) provided by operating activities	(115.8)	119.7	62.5	-	66.4

Cash flows from investing activities:
Purchases of property and equipment	-	(43.3)	(27.0)	-	(70.3)
Acquisitions, net of cash acquired	-	-	(0.1)	-	(0.1)
Other	(0.7)	(0.1)	-	-	(0.8)
Net cash used in investing activities	(0.7)	(43.4)	(27.1)	-	(71.2)

Cash flows from financing activities:
Proceeds from borrowings	1,275.0	-	-	-	1,275.0
Payments of borrowings	(1,097.0)	-	-	-	(1,097.0)
Repurchases of common stock	(50.1)	-	-	-	(50.1)
Payments of debt financing costs	(29.9)	-	-	-	(29.9)
Proceeds from exercise of stock options	1.0	-	-	-	1.0
Change in intercompany balances with affiliates, net	17.5	23.5	(41.0)	-	-
Other	-	(0.1)	(6.9)	-	(7.0)
Net cash provided by (used in) in financing activities	116.5	23.4	(47.9)	-	92.0

Change in cash and cash equivalents	-	99.7	(12.5)	-	87.2
Cash and cash equivalents at beginning of period	-	81.1	105.9	-	187.0
Cash and cash equivalents at end of period	$-	$180.8	$93.4	$-	$274.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$102.4	$95.3	$91.7	$(179.4)	$110.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(179.4)	-	-	179.4	-
Stock-based compensation	11.9	-	-	-	11.9
Depreciation and amortization	-	109.4	67.4	-	176.8
Amortization of physician minimum revenue guarantees	-	3.2	0.8	-	4.0
Amortization of debt issuance costs and premium	2.4	-	-	-	2.4
Other non-operating losses (gains)	-	2.9	(33.3)	-	(30.4)
Deferred income taxes	(1.0)	-	-	-	(1.0)
Reserve for self-insurance claims, net of payments	-	(40.9)	4.1	-	(36.8)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(3.3)	14.8	-	11.5
Inventories, prepaid expenses and other current assets	(0.1)	1.0	19.5	-	20.4
Accounts payable, accrued salaries and other current liabilities	0.7	(10.7)	(25.2)	-	(35.2)
Income taxes payable/receivable	(22.2)	-	-	-	(22.2)
Other	-	(0.1)	(9.0)	-	(9.1)
Net cash (used in) provided by operating activities	(85.3)	156.8	130.8	-	202.3

Cash flows from investing activities:
Purchases of property and equipment	-	(58.8)	(98.9)	-	(157.7)
Acquisitions, net of cash acquired	-	(1.1)	(1.6)	-	(2.7)
Proceeds from home health partnership	-	14.9	-	-	14.9
Other	(0.2)	0.5	-	-	0.3
Net cash used in investing activities	(0.2)	(44.5)	(100.5)	-	(145.2)

Cash flows from financing activities:
Proceeds from borrowings	140.0	-	-	-	140.0
Payments of borrowings	(148.8)	-	-	-	(148.8)
Repurchases of common stock	(26.4)	-	-	-	(26.4)
Payments of debt financing costs	(0.4)	-	-	-	(0.4)
Proceeds from exercise of stock options	15.3	-	-	-	15.3
Change in intercompany balances with affiliates, net	105.8	(80.0)	(25.8)	-	-
Other	-	(1.6)	(0.4)	-	(2.0)
Net cash provided by (used in) financing activities	85.5	(81.6)	(26.2)	-	(22.3)

Change in cash and cash equivalents	-	30.7	4.1	-	34.8
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$39.2	$91.7	$-	$130.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.5	$73.7	$51.0	$(119.2)	$44.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(119.2)	-	-	119.2	-
Stock-based compensation	17.4	-	-	-	17.4
Depreciation and amortization	-	106.1	64.8	-	170.9
Amortization of physician minimum revenue guarantees	-	4.3	0.8	-	5.1
Amortization of debt issuance costs, discount and premium	2.9	-	-	-	2.9
Other non-operating losses	22.0	1.2	-	-	23.2
Deferred income taxes	(49.0)	-	-	-	(49.0)
Reserve for self-insurance claims, net of payments	-	15.6	9.7	-	25.3
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(26.2)	(102.1)	-	(128.3)
Inventories, prepaid expenses and other current assets	(0.1)	4.6	(5.4)	-	(0.9)
Accounts payable, accrued salaries and other current liabilities	(6.8)	6.7	53.7	-	53.6
Income taxes payable/receivable	(5.1)	-	-	-	(5.1)
Other	0.6	0.3	(4.9)	-	(4.0)
Net cash (used in) provided by operating activities	(98.8)	186.3	67.6	-	155.1

Cash flows from investing activities:
Purchases of property and equipment	-	(75.5)	(47.4)	-	(122.9)
Acquisitions, net of cash acquired	-	(118.2)	(0.3)	-	(118.5)
Other	(0.7)	(0.3)	-	-	(1.0)
Net cash used in investing activities	(0.7)	(194.0)	(47.7)	-	(242.4)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,177.6)	-	-	-	(1,177.6)
Repurchases of common stock	(57.6)	-	-	-	(57.6)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	2.3	-	-	-	2.3
Change in intercompany balances with affiliates, net	12.4	(12.4)	-	-	-
Other	-	-	(9.6)	-	(9.6)
Net cash provided by (used in) financing activities	99.5	(12.4)	(9.6)	-	77.5

Change in cash and cash equivalents	-	(20.1)	10.3	-	(9.8)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$180.8	$93.4	$-	$274.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, LifePoint Health, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; the impact of efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the Affordable Care Act marketplace exchanges (the “Exchanges”) and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; the effect on self-pay revenue of increasing enrollment in insurance plans with high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and recruitment, employment and retention of physicians, management and staff personnel.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2016 Annual Report on Form 10-K. Any factor described in this report or in the 2016 Annual Report on Form 10-K could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2016 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At June 30, 2017, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,402 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,594.8 million and $1,592.4 million during the three months ended June 30, 2017 and 2016, respectively, and $3,225.0 million and $3,173.1 million during the six months ended June 30, 2017 and 2016, respectively.  During the three months ended June 30, 2017 and 2016, respectively, we derived 54.2% and 52.1% of our revenues, collectively, from the Medicare and Medicaid programs.  During the six months ended June 30, 2017 and 2016, respectively, we derived 54.2% and 52.5% of our revenues, collectively, from the Medicare and Medicaid programs. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Recent Developments

In-Home Healthcare Partnership

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices, leveraging our combined expertise to enhance home health and hospice services in the communities served by our hospitals.  Through the first half of 2017, ownership and management of 16 of the Company’s home health agencies and ten of the Company’s hospices have been transferred to IHHP.  The transfer of additional home health and hospice assets is scheduled to be completed in various phases throughout the remainder 2017, subject to regulatory approvals and customary closing conditions.

Health Care Reform Efforts

On January 20, 2017, President Trump issued an executive order that, among other things, stated the intention of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, or penalty on any individual, family, health care provider, or health insurer.

On May 4, 2017, the U.S. House of Representatives passed the American Health Care Act (“AHCA”). On June 22, 2017, the Better Care Reconciliation Act (“BCRA”) was introduced in the U.S. Senate; however, as of the date of this report, the Senate has not passed the BCRA as originally introduced or any of the proposed amended forms of the legislation.  Both pieces of legislation would repeal and replace many of the most significant provisions of the Affordable Care Act. Among other things, the AHCA would eliminate the individual and employer mandates, replace the Affordable Care Act’s cost sharing subsidies with tax credits that can be used by individuals to purchase qualified health plans, convert federal Medicaid funding to either a per capita allotment or block grants, sunset the federal matching funds (commonly referred to as “Enhanced FMAP”) that are provided to states that have expanded their Medicaid programs except for certain beneficiaries who are enrolled in Medicaid as of December 31, 2019, establish a state patient and stability fund to provide financial help to high risk individuals, and encourage the increased use of health savings accounts. The BCRA is similar to the AHCA and would generally eliminate the employer mandate, impose a waiting period for individuals who voluntarily allow their health insurance coverage to lapse, provide varying insurance subsidies for individuals with incomes below 350% of the federal poverty level, begin phasing out the Enhanced FMAP in 2021, convert Medicaid funding to a block grant or per capita formula, allow health savings accounts to be used to pay for premiums for high-deductible health plans, and allow insurers to offer non-Affordable Care Act compliant plans in certain markets. The Congressional Budget Office and the Joint Committee on Taxation (the “CBO”) have estimated that, in 2018, 14 million more people would be uninsured under the AHCA and 15 million more people would be uninsured under the original form of the BCRA than under current law.

We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the regulations adopted or to be adopted to implement the law.  In addition, if the Affordable Care Act is otherwise repealed, replaced or modified, we cannot predict what the final version of the legislation, or the other repeal or replacement plan or modifications would be, when the legislation or other replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

In addition, the appeal of the U.S. House of Representative’s lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange is being held in abeyance in order to allow time for a resolution, including potential legislative action, that would eliminate the need for a judicial determination of the appeal. We cannot predict whether the appeal will be resumed if the legislative efforts to repeal or replace the Affordable Care Act are not successful and, if the appeal is resumed, we cannot predict the outcome of the litigation. Furthermore, there may be additional legal challenges to various provisions and implementing regulations of the Affordable Care Act.

Operating Environment

Competitive and Structural Environment

The environment in which our facilities operate is extremely competitive. Our hospitals face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; stand-alone centers at which surgeries or diagnostic tests can be performed; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see the shift of increasingly complex procedures from the inpatient to the outpatient setting and have also seen growth in the general shift of lower acuity procedures to physician offices and other non-hospital outpatient settings. These trends have contributed to decreases in admissions and surgical volumes and have, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the U.S. has a shortage of physicians in certain practice areas, including primary care physicians and specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies because cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located.  Larger tertiary medical centers are acquiring physician practices and employing physicians in some of our communities.  While physicians in these practices may continue to be members of the medical staffs of our hospitals, they may be less likely to refer patients to our hospitals over time. Additionally, we compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our facilities, including nurses and other non-physician healthcare professionals.  In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.

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

Medicare Reimbursement

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

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2018 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the proposed rule makes updates to the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, Hospital Readmissions Reduction, and Medicare and Medicaid EHR Incentive Programs.  In addition, under the proposed rule, CMS would distribute approximately $7.0 billion in uncompensated care payments to hospitals in FFY 2018, which would be an increase of approximately $1.0 billion from the FFY 2017 amount.  Overall, CMS estimates that under the proposed rule, total Medicare spending on inpatient hospital services, including capital, will increase by $3.1 billion in FFY 2018.

On July 20, 2017, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2018, which begins on January 1, 2018. Among other things, the proposed rule provides for a payment rate increase of 1.75% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.25% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.9%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.75% reduction required by the Affordable Care Act. In addition to updating the OPPS payment rate, the proposed rule would also, among other things, remove total knee arthroplasty from the Medicare inpatient-only procedure list, remove six measures from the OQR Program for the CY 2020 payment determination and subsequent years, delay the mandatory implementation of the Consumer Assessment of Healthcare Providers and Systems Outpatient and Ambulatory Surgery Survey (“OAS CAHPS”) under the OQR Program for CY 2018 data collection, and place a two year moratorium on the enforcement of the direct physician supervision requirement for outpatient therapeutic services for critical access hospitals and small rural hospitals having 100 or fewer beds. Overall, CMS estimates that under the proposed rule, OPPS payments to providers, including estimated spending for pass-through payments, would increase by approximately 2.0% in CY 2018.

Proposed Budget

On May 23, 2017, President Trump released his proposed budget for FFY 2018 (the "Proposed Budget"). While the Proposed Budget does not contain any direct cuts to the Medicare program, it would convert federal Medicaid funding to a block grant or per capita capped basis starting in 2020 and reduce federal Medicaid spending by approximately $610 billion over the next 10 years. It would also reduce funding to a number of agencies, including the National Institutes for Health and the Centers for Disease Control, increase funding for the Health Care Fraud and Abuse Control program, and seek to impose caps on non-economic damage awards in medical malpractice cases. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

Medicaid Reimbursement

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. As of June 30, 2017, only ten of the states in which we operate are currently implementing expansions to their Medicaid programs.  Additionally, as described elsewhere in this report, in connection with the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are congressional efforts to repeal the expansion of the Medicaid program and move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If those cost reduction or Medicaid reform measures are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

Given the reduced federal financing of expanded Medicaid programs that took effect in 2017, and in light of the Proposed Budget and the possible repeal, replacement or modification of the Affordable Care Act, we are unable to predict how many, if any, additional states in which we operate will expand their Medicaid programs or how many, if any, of the states in which we operate that have expanded their Medicaid programs will keep their expansions in place in the future.

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

On July 21, 2017, CMS published the MPFS proposed rule for CY 2018. Among other things, the proposed rule would increase payments made under the MPFS by 0.31%. The proposed increase is based on the 0.5% increase in MPFS payment rates for CY 2018 that is specified by MACRA, which is reduced by 0.19% due to the misvalued code target recapture amount as required by the Achieving a Better Life Experience Act of 2014. The proposed rule would also reduce payment rates for non-excepted off-campus provider-based departments that are reimbursed under the MPFS from 50% to 25% of the applicable OPPS rate, provide additional payments to rural health clinics and federally qualified health centers for regular and complex chronic care management services, general behavioral health integration services, and psychiatric care model services, implement the Medicare Diabetes Prevention Program expanded model starting in CY 2018, delay the implementation of the Medicare Appropriate Use Criteria (“AUC”) Program for Advanced Diagnostic Imaging until CY 2019, which would be used as an education and testing year, and make several modifications to the rules for accountable care organizations (“ACOs”) participating in the Medicare Shared Savings Program that are intended to reduce the administrative burden on and streamline the program operations of ACOs.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014 and continuing through the first half of 2017, our self-pay revenues have decreased due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily has been a result of healthcare reform and the continued expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Our provision for doubtful accounts serves to reduce our reported revenues.

Results of Operations

Unless noted otherwise, discussions in this report pertain to the Company’s consolidated operations, which includes the results of our health support center, our 72 hospitals operated during the three and six months ended June 30, 2017, and our hospitals that have been previously disposed.

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted EBITDA.    Earnings before depreciation and amortization; interest expense, net; other non-operating (gains) losses; provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

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

Same-hospital. Same-hospital information includes the results of our health support center and the same 70 hospitals operated during the six months ended June 30, 2017 and 2016.

For the Three Months Ended June 30, 2017 and 2016

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,822.1	114.3%	$1,816.3	114.1%
Provision for doubtful accounts	227.3	14.3	223.9	14.1
Revenues	1,594.8	100.0	1,592.4	100.0

Salaries and benefits	762.0	47.8	760.3	47.7
Supplies	263.2	16.5	268.9	16.9
Other operating expenses	381.7	23.9	397.9	25.0
Other income	(4.3)	(0.3)	(10.1)	(0.6)
Depreciation and amortization	88.7	5.6	84.6	5.3
Interest expense, net	37.6	2.4	38.4	2.4
Other non-operating (gain) loss	(4.5)	(0.3)	22.0	1.4
	1,524.4	95.6	1,562.0	98.1

Income before income taxes	70.4	4.4	30.4	1.9
Provision for income taxes	24.4	1.5	10.3	0.6
Net income	46.0	2.9	20.1	1.3
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.5)	(0.2)	(3.2)	(0.2)
Net income attributable to LifePoint Health, Inc.	$42.5	2.7%	$16.9	1.1%

Revenues

The following table presents the components of revenues for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended
	June 30,
	2017	2016	Increase	% Increase

Revenues before provision for doubtful accounts	$1,822.1	$1,816.3	$5.8	0.3%
Provision for doubtful accounts	227.3	223.9	3.4	1.5%
Revenues	$1,594.8	$1,592.4	$2.4	0.2%

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$608.9	38.2%	$591.1	37.1%
Medicaid	254.7	16.0	239.3	15.0
HMOs, PPOs and other private insurers	727.3	45.6	742.4	46.7
Self-pay	201.0	12.6	210.6	13.2
Other	30.2	1.9	32.9	2.1
Revenues before provision for doubtful accounts	1,822.1	114.3	1,816.3	114.1
Provision for doubtful accounts	(227.3)	(14.3)	(223.9)	(14.1)
Revenues	$1,594.8	100.0%	$1,592.4	100.0%

Certain changes have been made to our classification of historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three months ended June 30, 2016.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016	Increase	% Increase
Revenues per equivalent admission	$8,969	$8,820	$149	1.7%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)

Admissions	65,956	68,306	(2,350)	(3.4)%
Equivalent admissions	177,812	180,534	(2,722)	(1.5)%
Medicare case mix index	1.50	1.50	-	-%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	17,944	19,474	(1,530)	(7.9)%
Outpatient surgeries	69,646	72,164	(2,518)	(3.5)%
Total surgeries	87,590	91,638	(4,048)	(4.4)%
Emergency room visits	412,718	424,966	(12,248)	(2.9)%
Outpatient factor	2.70	2.64	0.06	2.3%

For the three months ended June 30, 2017, our revenues before provision for doubtful accounts increased $5.8 million, or 0.3%, to $1,822.1 million compared to the same period last year.    The increase in our revenues before provision for doubtful accounts was driven by higher contracted rates from HMOs, PPOs and other private insurers, as evidenced by an increase in our revenues per equivalent admission of 1.7%, offset by a decrease in our equivalent admissions of 1.5%  for the three months ended June 30, 2017 compared to the same period last year.  Our equivalent admissions were negatively impacted by decreases in admissions, surgical volumes and emergency room visits during the three months ended June 30, 2017 compared to the same period last year.    Additionally,  our revenues before provision for doubtful accounts for the three months ended June 30, 2017 decreased compared to the same period last year as a result of the transfer of certain home health and hospice service lines to IHHP, which we do not consolidate.  Accordingly, the revenues associated with these service lines are no longer included in our consolidated results.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease

Related key indicators:
Charity care write-offs	$28.4	1.8%	$33.6	2.1%	$(5.2)	(15.5)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$201.0	12.6%	$210.6	13.2%	$(9.6)	(4.6)%
Net revenue days outstanding

(at end of period)	51.9	N/A	54.2	N/A	(2.3)	(4.2)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended June 30, 2017, our consolidated provision for doubtful accounts increased  $3.4 million, or 1.5%, to $227.3 million compared to the same period last year.

Additionally, our consolidated net revenue days outstanding at June 30, 2017 declined to 51.9 days compared to 54.2 days at June 30, 2016.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2016 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$762.0	47.8%	$760.3	47.7%	$1.7	0.2%
Man-hours per equivalent admission	112	N/A	113	N/A	(1)	(0.9)%
Salaries and benefits per equivalent
admission	$4,285	N/A	$4,211	N/A	$74	1.8%

For the three months ended June 30, 2017, our salaries and benefits expense increased slightly to $762.0 million, or 0.2%, compared to $760.3 million for the same period last year.  This increase was driven by the use of more expensive contract nursing labor in certain of our markets and the increasing cost of employing a greater number of physicians and their related support staff.  These increases were partially offset by productivity improvements in certain of our markets.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease
Supplies (dollars in millions)	$263.2	16.5%	$268.9	16.9%	$(5.7)	(2.1)%
Supplies per equivalent admission	$1,480	N/A	$1,489	N/A	$(9)	(0.6)%

For the three months ended June 30, 2017, our supplies expense decreased to $263.2 million, or 2.1%, compared to $268.9 million for the same period last year as a result of a decrease in equivalent admissions and improvements in our cost management strategies, particularly in areas such as pharmaceutical utilization.  We continue to experience increasing pricing pressure in oncology and other cancer-related drugs.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$71.3	4.5%	$69.7	4.4%	$1.6	2.4%
Utilities	27.9	1.7	27.0	1.7	0.9	3.0%
Repairs and maintenance	47.4	3.0	45.7	2.9	1.7	3.7%
Rents and leases	17.3	1.1	17.8	1.1	(0.5)	(2.3)%
Insurance	11.9	0.7	15.1	0.9	(3.2)	(21.2)%
Physician recruiting	3.7	0.2	4.6	0.3	(0.9)	(19.6)%
Contract services	116.8	7.3	120.7	7.6	(3.9)	(3.2)%
Non-income taxes	47.2	3.0	45.8	2.9	1.4	3.0%
Other	38.2	2.4	51.5	3.2	(13.3)	(25.7)%
	$381.7	23.9%	$397.9	25.0%	$(16.2)	(4.0)%

For the three months ended June 30, 2017, our other operating expenses decreased to $381.7 million, or 4.0%, compared to $397.9 million for the same period last year primarily as a result of lower other operating expenses during the three months ended June 30, 2017 attributable to lower legal and consulting fees and the positive financial performance for certain businesses in which we account for under the equity method.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended June 30, 2017, we recognized $4.3 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $10.1 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017.

Depreciation and Amortization

For the three months ended June 30, 2017, our depreciation and amortization expense increased by $4.1 million, or 4.9%  to $88.7 million, or 5.6% of revenues, compared to $84.6 million, or 5.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $0.8 million, or 2.3%, to $37.6 million for the three months ended June 30, 2017 compared to $38.4 million for the same period last year.    The decrease in our interest expense is primarily attributable to a decrease in our weighted average borrowing rate for the three months ended June 30, 2017 compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gain and Loss

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain of approximately $4.5 million, $2.8 million net of income taxes, or $0.07 per diluted share, during the three months ended June 30, 2017 in connection with the transfer of home health agencies and hospices to  IHHP.

In connection with various debt transactions entered into during the three months ended June 30, 2016, we recognized a loss for debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the three months ended June 30, 2016.

Provision for Income Taxes

Our provision for income taxes was $24.4 million, or 1.5% of revenues, for the three months ended June 30, 2017, compared to $10.3 million, or 0.6% of revenues, for the same period last year.  The increase in the provision for income taxes for the three months ended June 30, 2017 was primarily attributable to an increase in our income before income taxes for the three months ended June 30, 2017, compared to the same period last year, partially offset by a decrease in our effective tax rate to 36.4% for the three months ended June 30, 2017, compared to 37.7% for the same period last year.  Our effective tax rate decreased as a result of the impact of the first quarter adoption of Accounting Standards Update (“ASU”) 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”), which prospectively changes how differences in compensation expense for share-based awards for accounting and tax purposes are recognized upon vesting or settlement.

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

The following table sets forth Adjusted EBITDA for the three months ended June 30, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Three Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$46.0	2.9%	$20.1	1.3%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.5)	(0.2)	(3.2)	(0.2)
Net income attributable to LifePoint Health, Inc.	42.5	2.7	16.9	1.1

Adjust: Depreciation and amortization	88.7	5.6	84.6	5.3
Interest expense, net	37.6	2.4	38.4	2.4
Other non-operating (gain) loss	(4.5)	(0.3)	22.0	1.4
Provision for income taxes	24.4	1.5	10.3	0.6
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	3.5	0.2	3.2	0.2
Adjusted EBITDA	$192.2	12.1%	$175.4	11.0%

For the Six Months Ended June 30, 2017 and 2016

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$3,685.9	114.3%	$3,617.1	114.0%
Provision for doubtful accounts	460.9	14.3	444.0	14.0
Revenues	3,225.0	100.0	3,173.1	100.0

Salaries and benefits	1,558.9	48.3	1,526.0	48.1
Supplies	531.4	16.5	531.3	16.7
Other operating expenses	754.4	23.4	795.2	25.1
Other income	(7.5)	(0.2)	(16.4)	(0.5)
Depreciation and amortization	176.8	5.4	170.9	5.4
Interest expense, net	75.0	2.3	75.9	2.4
Other non-operating (gains) losses	(30.4)	(0.9)	23.2	0.7
	3,058.6	94.8	3,106.1	97.9

Income before income taxes	166.4	5.2	67.0	2.1
Provision for income taxes	56.4	1.8	23.0	0.7
Net income	110.0	3.4	44.0	1.4
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(7.6)	(0.2)	(5.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	$102.4	3.2%	$38.5	1.2%

Revenues

The following table presents the components of revenues for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended
	June 30,
	2017	2016	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$3,685.9	$3,617.1	$68.8	1.9%
Provision for doubtful accounts	460.9	444.0	16.9	3.8%
Revenues	$3,225.0	$3,173.1	$51.9	1.6%

Same-hospital:
Revenues before provision for doubtful accounts	$3,538.2	$3,506.5	$31.7	0.9%
Provision for doubtful accounts	442.2	435.5	6.7	1.5%
Revenues	$3,096.0	$3,071.0	$25.0	0.8%

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,244.8	38.6%	$1,182.6	37.3%
Medicaid	503.5	15.6	481.6	15.2
HMOs, PPOs and other private insurers	1,472.1	45.6	1,480.0	46.6
Self-pay	400.3	12.4	405.8	12.8
Other	65.2	2.1	67.1	2.1
Revenues before provision for doubtful accounts	3,685.9	114.3	3,617.1	114.0
Provision for doubtful accounts	(460.9)	(14.3)	(444.0)	(14.0)
Revenues	$3,225.0	100.0%	$3,173.1	100.0%

Certain changes have been made to our classification of historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the six months ended June 30, 2016.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016	Increase	% Increase
Revenues per equivalent admission - consolidated	$9,019	$8,875	$144	1.6%
Revenues per equivalent admission - same-hospital	$8,927	$8,787	$140	1.6%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Admissions	136,016	137,982	(1,966)	(1.4)%
Equivalent admissions	357,586	357,511	75	-%
Medicare case mix index	1.50	1.50	-	-%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	36,596	38,982	(2,386)	(6.1)%
Outpatient surgeries	138,910	142,390	(3,480)	(2.4)%
Total surgeries	175,506	181,372	(5,866)	(3.2)%
Emergency room visits	838,973	843,808	(4,835)	(0.6)%
Outpatient factor	2.63	2.59	0.04	1.5%

Same-hospital:
Admissions	131,218	134,216	(2,998)	(2.2)%
Equivalent admissions	346,809	349,498	(2,689)	(0.8)%
Medicare case mix index	1.49	1.49	-	-%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	34,807	37,445	(2,638)	(7.0)%
Outpatient surgeries	136,965	140,645	(3,680)	(2.6)%
Total surgeries	171,772	178,090	(6,318)	(3.5)%
Emergency room visits	806,723	816,774	(10,051)	(1.2)%
Outpatient factor	2.64	2.60	0.04	1.5%

For the six months ended June 30, 2017, our consolidated revenues before provision for doubtful accounts increased $68.8 million, or 1.9%, to $3,685.9 million compared to the same period last year.  This increase was partially driven by one additional month of operations for Providence during the six months ended June 30, 2017 compared to the same period last year, in addition to an increase in our same-hospital revenues before provision for doubtful accounts of $31.7 million, or 0.9%.  The increase in our same-hospital revenues before provision for doubtful accounts was driven by higher contracted rates from HMOs, PPOs and other private insurers, as evidenced by an increase in our same-hospital revenues per equivalent admission of 1.6%, offset by a decrease in our same-hospital equivalent admissions of 0.8% for the six months ended June 30, 2017 compared to the same period last year.  Our same-hospital equivalent admissions were negatively impacted by decreases in admissions, surgical volumes and emergency room visits during the six months ended June 30, 2017 compared to the same period last year.  Additionally,  our revenues before provision for doubtful accounts for the six months ended June 30, 2017 decreased compared to the same period last year as a result of the transfer of certain home health and hospice service lines to IHHP, which we do not consolidate.  Accordingly, the revenues associated with these service lines are no longer included in our consolidated results.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended June 30,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease
Consolidated:
Related key indicators:
Charity care write-offs	$57.8	1.8%	$70.2	2.2%	$(12.4)	(17.7)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$400.3	12.4%	$405.8	12.8%	$(5.5)	(1.4)%
Net revenue days outstanding
(at end of period)	51.9	N/A	54.2	N/A	(2.3)	(4.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$54.0	1.7%	$62.4	2.0%	$(8.4)	(13.6)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$383.7	12.4%	$393.0	12.8%	$(9.3)	(2.4)%
Net revenue days outstanding
(at end of period)	51.9	N/A	54.2	N/A	(2.3)	(4.2)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the six months ended June 30, 2017, our consolidated provision for doubtful accounts increased  $16.9 million, or 3.8%, to $460.9 million compared to the same period last year.    This increase was partially driven by one additional month of operations for Providence during the six months ended June 30, 2017 compared to the same period last year, in addition to an increase in our same-hospital provision for doubtful accounts of $6.7 million, or 1.5%.

Additionally, our consolidated net revenue days outstanding at June  30, 2017 declined to 51.9 days compared to 54.2 days at June 30, 2016.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2016 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,558.9	48.3%	$1,526.0	48.1%	$32.9	2.2%
Man-hours per equivalent admission	113	N/A	113	N/A	-	-%
Salaries and benefits per equivalent
admission	$4,360	N/A	$4,268	N/A	$92	2.1%

For the six months ended June 30, 2017, our salaries and benefits expense increased to $1,558.9 million, or 2.2%, compared to $1,526.0 million for the same period last year.  This increase was partially driven by one additional month of operations for Providence during the six months ended June 30, 2017 compared to the same period last year, in addition to an increase in our same-hospital salaries and benefits expense as a result of the use of more expensive contract nursing labor in certain of our markets and the increasing cost of employing a greater number of physicians and their related support staff.  These increases were partially offset by productivity improvements in certain of our markets.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Supplies (dollars in millions)	$531.4	16.5%	$531.3	16.7%	$0.1	-%
Supplies per equivalent admission	$1,486	N/A	$1,486	N/A	$-	-%

For the six months ended June 30, 2017, our supplies expense was comparable at $531.4 million compared to $531.3 million for the same period last year.  Our supplies expense includes one additional month of operations for Providence during the six months ended June 30, 2017 compared to the same period last year.  On a same-hospital basis, our supplies expense decreased for the six months ended June 30, 2017 compared to the same period last year as a result of improvements in our cost management strategies, particularly in areas such as pharmaceutical utilization.  We continue to experience increasing pricing pressure in oncology and other cancer-related drugs.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$142.8	4.4%	$135.5	4.3%	$7.3	5.4%
Utilities	56.0	1.7	54.0	1.7	2.0	3.7%
Repairs and maintenance	94.5	2.9	91.4	2.9	3.1	3.4%
Rents and leases	34.6	1.1	34.9	1.1	(0.3)	(0.7)%
Insurance	21.3	0.7	52.5	1.7	(31.2)	(59.5)%
Physician recruiting	7.8	0.2	8.9	0.3	(1.1)	(12.3)%
Contract services	233.2	7.2	236.5	7.5	(3.3)	(1.4)%
Non-income taxes	94.2	2.9	88.5	2.8	5.7	6.3%
Other	70.0	2.3	93.0	2.8	(23.0)	(24.7)%
	$754.4	23.4%	$795.2	25.1%	$(40.8)	(5.1)%

For the six months ended June 30, 2017, our other operating expenses decreased to $754.4 million, or 5.1%, compared to $795.2 million for the same period last year primarily as a result of decreases in our insurance expenses and other operating expenses, partially offset by an increase in professional fees.  Our insurance expenses were higher for the six months ended June 30, 2016 primarily as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings as described further in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  Additionally, our other operating expenses decreased during the six months ended June 30, 2017 primarily as a result of lower legal and consulting fees and the positive financial performance for certain businesses in which we account for under the equity method.  Lastly, as a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the six months ended June 30, 2017, we recognized $7.5 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $16.4 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017.

Depreciation and Amortization

For the six months ended June 30, 2017, our depreciation and amortization expense increased by $5.9 million, or 3.4%  to $176.8 million, or 5.4% of revenues, compared to $170.9 million, or 5.4% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $0.9 million, or 1.2%, to  $75.0 million for the six months ended June 30, 2017 compared to $75.9 million for the same period last year.  The decrease in our interest expense is primarily attributable to a decrease in our weighted average borrowing rate for the six months ended June 30, 2017 compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gains and Losses

As more fully discussed in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, during the six months ended June 30, 2017 related to the settlement of a contingent liability previously established in connection with our acquisition of Marquette General Hospital (“Marquette General”) in 2012.

Additionally, as more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized gains in the aggregate of approximately $12.4 million, $7.7 million net of income taxes, or $0.19 per diluted share, during the six months ended June 30, 2017 in connection with the transfer of home health agencies and hospices to IHHP.

In connection with various debt transactions entered into during the six months ended June 30, 2016, we recognized a loss for debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the six months ended June 30, 2016.

Lastly, during the six months ended June 30, 2016, we recognized an impairment loss of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $56.4 million, or 1.8% of revenues, for the six months ended June 30, 2017, compared to $23.0 million, or 0.7% of revenues, for the same period last year.  The increase in the provision for income taxes for the six months ended June 30, 2017 was primarily attributable to an increase in our income before income taxes for the six months ended June 30, 2017, compared to the same period last year, partially offset by a decrease in our effective tax rate to 35.5% for the six months ended June 30, 2017, compared to 37.3% for the same period last year. Our effective tax rate decreased as a result of the benefit of the reversal of a previously established tax reserve, in addition to the impact of the first quarter adoption of ASU 2016-9, which prospectively changes how differences in compensation expense for share-based awards for accounting and tax purposes are recognized upon vesting or settlement.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Refer to “—  Certain Definitions” above for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the six months ended June 30, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Six Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$110.0	3.4%	$44.0	1.4%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(7.6)	(0.2)	(5.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	102.4	3.2	38.5	1.2

Add: Depreciation and amortization	176.8	5.4	170.9	5.4
Interest expense, net	75.0	2.3	75.9	2.4
Other non-operating (gains) losses	(30.4)	(0.9)	23.2	0.7
Provision for income taxes	56.4	1.8	23.0	0.7
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	7.6	0.2	5.5	0.2
Adjusted EBITDA	$387.8	12.0%	$337.0	10.6%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility’).  During the second quarter of 2017, we borrowed and subsequently repaid $60.0 million under the Revolving Facility for general corporate purposes.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and six months ended June 30, 2017 and 2016  (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$110.6	$66.4	$202.3	$155.1
Less: Purchases of property and equipment	(89.2)	(70.3)	(157.7)	(122.9)
Free operating cash flow	21.4	(3.9)	44.6	32.2
Acquisitions, net of cash acquired	-	(0.1)	(2.7)	(118.5)
Proceeds from home health partnership	2.1	-	14.9	-
Proceeds from borrowings	60.0	1,275.0	140.0	1,350.0
Payments of borrowings	(64.4)	(1,097.0)	(148.8)	(1,177.6)
Repurchases of common stock	(20.5)	(50.1)	(26.4)	(57.6)
Payments of debt financing costs	(0.3)	(29.9)	(0.4)	(30.0)
Proceeds from exercise of stock options	5.9	1.0	15.3	2.3
Other	0.9	(7.8)	(1.7)	(10.6)
Net change in cash and cash equivalents	$5.1	$87.2	$34.8	$(9.8)

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

Our cash flows provided by operating activities for the three months ended June 30, 2017 compared to the same period last year were positively impacted by improvements in the amount and timing of cash collections of outstanding accounts receivable and decreases in the amount and timing of payments for income taxes.  These improvements were partially offset by increases in the amount and timing of payments for accounts payable and accrued salaries.

Our cash flows provided by operating activities for the six months ended June 30, 2017 compared to the same period last year were positively impacted by improvements in the amount and timing of cash collections of outstanding accounts receivable,  partially offset by increases in the amount and timing of payments for accounts payable, accrued salaries and self-insurance claims.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$18.4	1.2%	$26.4	1.7%	$32.8	1.0%	$45.8	1.5%
Growth capital	59.8	3.7	20.9	1.3	99.1	3.1	41.0	1.3
Information systems	11.0	0.7	23.0	1.4	25.8	0.8	36.1	1.1
	$89.2	5.6%	$70.3	4.4%	$157.7	4.9%	$122.9	3.9%

Depreciation expense	$88.1		$84.0		$175.7		$169.8

Ratio of capital expenditures to
depreciation expense	101.2%		83.7%		89.8%		72.4%

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

We expect total capital expenditures to be between $475.0 million and $500.0 million for 2017, subject to change as a result of modifications to project scope or timing due to construction delays caused by weather or material shortages. The increase in capital expenditures for 2017 compared to 2016 is largely a result of our various capital commitments in connection with several of our acquired facilities.    Refer to “—  Liquidity and Capital Resources Outlook” below for further information regarding our long-term capital expenditure commitments.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first six months of 2017 is as follows (dollars in millions):

				Payments of	Amortization of
	December 31,	Proceeds from	Payments of	Debt Financing	Debt Issuance Costs	June 30,
	2016	Borrowings	Borrowings	Costs	and Premium	2017
Senior Credit Agreement:
Term Facility	$691.3	$-	$(8.8)	$-	$-	$682.5
Revolving Facility	-	140.0	(140.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-	-		1,100.0
5.875% Senior Notes	500.0	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	500.0
Unamortized debt issuance costs
and premium	(21.9)	-	-	(0.4)	1.9	(20.4)
Capital leases and financing
obligations	144.9	-	(2.7)	-	-	142.2
	$2,914.3	$140.0	$(151.5)	$(0.4)	$1.9	$2,904.3

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30,	December 31,	Increase
	2017	2016	(Decrease)
Current portion of long-term debt	$22.1	$22.3	$(0.2)
Long-term debt, net	2,882.2	2,892.0	(9.8)
Unamortized debt issuance costs and premium	20.4	21.9	(1.5)
Total debt, excluding unamortized debt issuance costs and premium	2,924.7	2,936.2	(11.5)
Total LifePoint Health, Inc. stockholders' equity	2,282.0	2,180.4	101.6
Total capitalization	$5,206.7	$5,116.6	$90.1
Total debt to total capitalization	56.2%	57.4%	(120)	bps

Percentage of total debt:
Fixed rate debt	76.7%	76.5%
Variable rate debt	23.3	23.5
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2017,  we had $20.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During the second quarter of 2017, we borrowed and subsequently repaid $60.0 million under the Revolving Facility for general corporate purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $580.0 million as of June 30, 2017.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of June 30, 2017, the applicable annual interest rate under the Term Facility was 2.98%, which was based on the 30-day adjusted LIBOR of 1.23% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of June 30, 2017.

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

5.375% Senior Notes

On May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024.  The proceeds from this issuance were used to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes at a redemption price of 103.313% of principal amount plus accrued and unpaid interest to the redemption date of June 13, 2016.  The remaining proceeds were used for general corporate purposes.  The 5.375% Senior Notes bear interest at the rate of 5.375% per year, payable semi-annually on May 1 and November 1.  The 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.  In June 2017, we completed an offer to exchange new registered 5.375% Senior Notes for the outstanding unregistered 5.375% Senior Notes.  The terms of the new registered 5.375% Senior Notes are substantially identical to the terms of the unregistered Notes, except that the new Notes are registered under the Securities Act of 1933, as amended, and certain transfer restrictions, registration rights and additional interest provisions do not apply.

Liquidity and Capital Resources Outlook

We expect total capital expenditures to be between $475.0 million and $500.0 million for 2017, subject to change as a result of modifications to project scope or timing due to construction delays caused by weather or material shortages. The increase in capital expenditures for 2017 compared to 2016 is largely a result of our various capital commitments in connection with several of our acquired facilities.    As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At June 30, 2017, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,458.1 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

Additionally, at  June 30, 2017, we had uncompleted projects with an estimated additional cost to complete of approximately $489.8 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2017,  there were no material changes in our contractual obligations as presented in our 2016 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had $20.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Standards

Please refer to Note 1 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2017, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,924.7 million, 23.3%, or $682.5 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of June 30, 2017 was 100 basis points higher during the six months ended June 30, 2017, our net income would have decreased by approximately $2.2 million, or $0.05 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2017. As a result, the interest rate market risk implicit in these investments at June 30, 2017, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG’), the DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In connection with our acquisition of Marquette General, the seller self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The Marquette General self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the seller paid that amount in full to CMS.  As a result, we reversed the previously established reserve for settlement of the Marquette General self-disclosure and recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 per diluted share, which is included under the caption “Other non-operating (gains) losses” in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  As more fully described below, agreements to resolve all of these matters have been reached as they pertain to entities affiliated with us.

The lawsuits in Alabama alleged that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This second action asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, we removed the second class action to the U.S. District Court in Mobile, Alabama.   By Order dated March 28, 2016, the United States District Court Judge dismissed with prejudice the RICO claim and refused to exercise jurisdiction over the remaining state law claims.  In a filing made April 7, 2016, the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.  By opinion dated March 1, 2017, the Eleventh Circuit Court of Appeals ordered this action be remanded back to the United States District Court for the Southern District of Alabama for additional proceedings.  Following this order, Dr. Aksut and others filed a petition for rehearing en banc by the Eleventh Circuit.  While this petition was pending, joint motions to dismiss this putative class action were filed by plaintiffs’ counsel as to our affiliated entities.

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

Additionally, we and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against us, our subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  All of these settlements were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits.  In addition, in February 2017, we received a notice of claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against us, two of our subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The new claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable.  Such liability could be material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of our common stock through March 14, 2018.  As of June 30, 2017, we had remaining authority to repurchase $79.6 million in shares in accordance with the 2016 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  We have designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock.

We repurchased approximately 0.3 million and 0.8 million shares for an aggregate purchase price, including commissions, of $20.4 million and $50.0 million at an average purchase price of $64.32 and $66.03 per share during the six months ended June 30, 2017 and 2016.

We redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June  30, 2017 and 2016  for aggregate purchase prices of approximately $6.0 million and $7.6 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2017:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
April 1, 2017 to April 30, 2017	-	$-	-	$100.0
May 1, 2017 to May 31, 2017	-	$-	-	$100.0
June 1, 2017 to June 30, 2017 (a)	318,887	$64.31	317,458	$79.6
Total	318,887	$64.31	317,458	$79.6

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

10.1	-	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference from Appendix B to the
LifePoint Health, Inc. Proxy Statement filed April 25, 2017, File No. 000-51251).*

10.2	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement
(time-based vesting) (filed herewith).*

10.3	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement
(performance-based vesting; deferral provision) (filed herewith).*

10.4	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Agreement
(filed herewith).*

10.5	-	Amendment One to LifePoint Hospitals, Inc. Change in Control Severance Plan (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management compensation plan or arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:	/s/ Michael S. Coggin
Michael S. Coggin
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Date: August 1, 2017

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Seventh Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed November 3, 2016, File No. 000-51251).

10.1	-	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference from Appendix B to the
LifePoint Health, Inc. Proxy Statement filed April 25, 2017, File No. 000-51251).*

10.2	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement
(time-based vesting) (filed herewith).*

10.3	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement
(performance-based vesting; deferral provision) (filed herewith).*

10.4	-	Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Agreement
(filed herewith).*

10.5	-	Amendment One to LifePoint Hospitals, Inc. Change in Control Severance Plan (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

*  — Management compensation plan or arrangement

** — Furnished electronically herewith