Form 10-Q
period 2017-09-30
LIFEPOINT HEALTH, INC.
filed 2017-10-27
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October  20, 2017, the number of outstanding shares of the registrant’s Common Stock was 39,415,793.

LifePoint Health, Inc.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues before provision for doubtful accounts	$1,804.4	$1,821.1	$5,490.3	$5,438.2
Provision for doubtful accounts	228.4	235.4	689.3	679.4
Revenues	1,576.0	1,585.7	4,801.0	4,758.8

Salaries and benefits	748.5	755.0	2,307.4	2,281.0
Supplies	262.4	262.0	793.8	793.3
Other operating expenses	391.0	384.1	1,145.4	1,179.3
Other income	(1.9)	(3.4)	(9.4)	(19.8)
Depreciation and amortization	87.2	86.2	264.0	257.1
Interest expense, net	37.3	36.9	112.3	112.8
Other non-operating (gains) losses, net	(3.7)	-	(34.1)	23.2
	1,520.8	1,520.8	4,579.4	4,626.9

Income before income taxes	55.2	64.9	221.6	131.9
Provision for income taxes	25.3	23.7	81.7	46.7
Net income	29.9	41.2	139.9	85.2
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(2.4)	(1.7)	(10.0)	(7.2)
Net income attributable to LifePoint Health, Inc.	$27.5	$39.5	$129.9	$78.0

Weighted average shares outstanding - basic	39.9	42.0	40.1	42.7
Effect of dilutive stock options and other stock-based awards	1.0	1.1	1.0	1.2
Weighted average shares outstanding - diluted	40.9	43.1	41.1	43.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.69	$0.94	$3.24	1.83
Diluted	$0.67	$0.92	$3.16	1.78

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2017	2016 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$165.7	$96.1
Accounts receivable, less allowances for doubtful accounts of $939.0 and $891.2 at
September 30, 2017 and December 31, 2016, respectively	895.6	912.7
Inventories	152.6	154.3
Prepaid expenses	71.5	71.9
Other current assets	143.7	80.3
	1,429.1	1,315.3
Property and equipment:
Land	187.1	191.6
Buildings and improvements	2,607.8	2,601.6
Equipment	2,277.1	2,237.7
Construction in progress (estimated costs to complete and equip after September 30, 2017 is $449.1)	286.1	178.3
	5,358.1	5,209.2
Accumulated depreciation	(2,328.2)	(2,142.4)
	3,029.9	3,066.8

Intangible assets, net	76.8	80.3
Other long-term assets	117.9	78.7
Goodwill	1,735.1	1,777.9
Total assets	$6,388.8	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$203.9	$261.2
Accrued salaries	205.1	212.9
Income taxes payable	6.0	47.8
Other current liabilities	337.4	244.0
Current maturities of long-term debt	22.2	22.3
	774.6	788.2

Long-term debt, net	2,881.9	2,892.0
Deferred income taxes	54.4	50.0
Long-term portion of reserves for self-insurance claims	153.7	161.5
Other long-term liabilities	76.8	85.2
Total liabilities	3,941.4	3,976.9

Redeemable noncontrolling interests	119.9	113.7

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,956,039 and
67,301,082 shares issued at September 30, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	1,617.3	1,584.2
Accumulated other comprehensive loss	(2.8)	(2.8)
Retained earnings	1,906.8	1,776.9
Common stock in treasury, at cost, 28,370,891 and 27,358,126 shares at September 30, 2017
and December 31, 2016, respectively	(1,240.0)	(1,178.6)
Total LifePoint Health, Inc. stockholders' equity	2,282.0	2,180.4
Noncontrolling interests	45.5	48.0
Total equity	2,327.5	2,228.4
Total liabilities and equity	$6,388.8	$6,319.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net income	$29.9	$41.2	$139.9	$85.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	7.0	5.6	18.9	23.0
Depreciation and amortization	87.2	86.2	264.0	257.1
Amortization of physician minimum revenue guarantees	1.6	2.4	5.6	7.5
Amortization of debt issuance costs, discount and premium	1.2	1.3	3.6	4.2
Other non-operating (gains) losses, net	(3.7)	-	(34.1)	23.2
Deferred income taxes	5.4	1.3	4.4	(47.7)
Reserve for self-insurance claims, net of payments	(0.2)	2.4	(37.0)	27.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(9.2)	23.0	2.3	(105.3)
Inventories, prepaid expenses and other current assets	(14.6)	5.9	5.8	5.0
Accounts payable, accrued salaries and other current liabilities	4.8	5.5	(30.4)	59.1
Income taxes payable/receivable	(19.6)	2.6	(41.8)	(2.5)
Other	1.3	0.2	(7.8)	(3.8)
Net cash provided by operating activities	91.1	177.6	293.4	332.7

Cash flows from investing activities:
Purchases of property and equipment	(108.5)	(103.4)	(266.2)	(226.3)
Acquisitions, net of cash acquired	(0.1)	(1.8)	(2.8)	(120.3)
Proceeds from sale of businesses	95.1	-	110.0	-
Other	0.3	0.4	0.6	(0.6)
Net cash used in investing activities	(13.2)	(104.8)	(158.4)	(347.2)

Cash flows from financing activities:
Proceeds from borrowings	25.0	-	165.0	1,350.0
Payments of borrowings	(29.3)	(4.4)	(178.1)	(1,182.0)
Repurchases of common stock	(35.0)	(101.4)	(61.4)	(159.0)
Payments of debt financing costs	(0.1)	-	(0.5)	(30.0)
Proceeds from exercise of stock options	0.4	-	15.7	2.3
Other	(4.1)	(0.3)	(6.1)	(9.9)
Net cash used in financing activities	(43.1)	(106.1)	(65.4)	(28.6)

Change in cash and cash equivalents	34.8	(33.3)	69.6	(43.1)
Cash and cash equivalents at beginning of period	130.9	274.2	96.1	284.0
Cash and cash equivalents at end of period	$165.7	$240.9	$165.7	$240.9

Supplemental disclosure of cash flow information:
Interest payments	$5.9	$4.8	$74.7	$76.7
Capitalized interest	$2.2	$1.4	$5.2	$3.6
Income tax payments, net	$39.5	$19.9	$119.1	$96.8

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September  30, 2017

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2016 (a)	39.9	$0.7	$1,584.2	$(2.8)	$1,776.9	$(1,178.6)	$48.0	$2,228.4
Net income	-	-	-	-	129.9	-	0.6	130.5
Exercise of stock options	0.7	-	15.7	-	-	-	-	15.7
Stock-based compensation	-	-	18.9	-	-	-	-	18.9
Repurchases of common stock,
at cost	(1.0)	-	-	-	-	(61.4)	-	(61.4)
Fair value adjustment related to
redeemable noncontrolling interests	-	-	(1.5)	-	-	-	-	(1.5)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(3.1)	(3.1)
Balance at September 30, 2017	39.6	$0.7	$1,617.3	$(2.8)	$1,906.8	$(1,240.0)	$45.5	$2,327.5

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes.  Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value.  During the nine months ended September 30, 2017, the Company recognized a reduction to its provision for income taxes of approximately $2.2 million as a result of compensation expense for tax purposes upon vesting or settlement of certain share-based awards exceeding the amount of compensation expense that had previously been recognized for accounting purposes for these same share-based awards.  Additionally, as part of the Company’s adoption of the provisions of ASU 2016-9, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.  Finally, ASU 2016-9 allows an employer to withhold employee shares upon vesting up to maximum statutory tax rates without causing an award to be classified as a liability.  The Company made certain modifications to its share-based award plans and certain awards under those plans in order to accommodate and administer this additional provision of ASU 2016-9.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In preparation for the adoption of the New Revenue Standard, the Company has completed its evaluation of its population of revenue sources and determined an appropriate level of disaggregation. The Company continues to evaluate and refine its estimates of the anticipated impacts the New Revenue Standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.  However, the Company does anticipate that, as a result of certain changes required by the New Revenue Standard, the majority of its provision for doubtful accounts related to its self-pay patient population will be recognized as a direct reduction to revenues as a pricing concession, instead of separately presented as a deduction to arrive at revenue.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$604.6	38.4%	$584.0	36.8%	$1,849.4	38.5%	$1,766.6	37.1%
Medicaid	237.0	15.0	235.1	14.8	740.5	15.4	716.7	15.1
HMOs, PPOs and other private insurers	723.8	45.9	747.7	47.2	2,195.9	45.8	2,227.7	46.8
Self-pay	206.3	13.1	221.0	13.9	606.6	12.7	626.8	13.2
Other	32.7	2.1	33.3	2.1	97.9	2.0	100.4	2.1
Revenues before provision
for doubtful accounts	1,804.4	114.5	1,821.1	114.8	5,490.3	114.4	5,438.2	114.3
Provision for doubtful accounts	(228.4)	(14.5)	(235.4)	(14.8)	(689.3)	(14.4)	(679.4)	(14.3)
Revenues	$1,576.0	100.0%	$1,585.7	100.0%	$4,801.0	100.0%	$4,758.8	100.0%

Certain changes have been made to the Company’s classification of historical sources of revenues.  Primarily, the Company changed the classification of revenues related to its managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three and nine months ended September 30, 2016.  This change had no impact on the Company’s historical results of operations.

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2017 (in millions):

Balance at January 1, 2017	$891.2
Additions recognized as a reduction to revenues	689.3
Accounts written off, net of recoveries	(641.5)
Balance at September 30, 2017	$939.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were  51.2% and 49.4% as of September 30, 2017 and December 31, 2016, respectively.  Additionally, as of September 30, 2017 and December 31, 2016, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were  90.8% and 92.6%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $50.7 million and $49.1 million for the three months ended September  30, 2017 and 2016, respectively, and $169.4 million and $167.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Senior Credit Agreement:
Term Facility	$678.2	$691.3	$678.9	$684.4
5.5% Senior Notes	$1,100.0	$1,100.0	$1,135.8	$1,127.5
5.875% Senior Notes	$500.0	$500.0	$527.5	$503.8
5.375% Senior Notes	$500.0	$500.0	$518.8	$483.1

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

During the nine months ended September 30, 2017, ownership and management of 19 of the Company’s home health agencies and 10 of the Company’s hospices have been transferred to IHHP over the course of three phases.  The transfer of one additional home health agency to IHHP is scheduled to be completed in a final phase during the first quarter of 2018, subject to regulatory approvals and customary closing conditions.  In connection with the three completed phases, the Company has transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized aggregate gains  of approximately $28.8 million, $14.0 million when adjusted for the impact of income taxes, or $0.34 per diluted share, which is included under the caption “Other non-operating (gains) losses, net” in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.    Included in the net gains recognized during the nine months ended September 30, 2017 are write-offs of allocated goodwill, which were not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-offs contributed to an increase in the Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017.

Note 6. Divestiture of Rockdale Medical Center

In August 2017, the Company entered into a definitive agreement to sell substantially all of the assets of Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia for approximately $79.3 million, net of certain working capital adjustments.  The sale closed effective October 1, 2017.  Included in the Company’s consolidated results of operations for the three months ended September 30, 2017 and 2016 are net operating losses before income taxes attributable to Rockdale of $0.8 million and $0.6 million, respectively.  Additionally, included in the Company’s consolidated results of operations for the nine months ended September 30, 2017 and 2016 are net operating losses before income taxes attributable to Rockdale of $5.1 million and $0.9 million, respectively.

In connection with the Company’s entry into a definitive agreement to sell substantially all of the assets of Rockdale, the Company recognized a net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, during the three months ended September 30, 2017, which is included under the caption “Other non-operating (gains) losses, net” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017.  The net impairment loss is comprised of a $25.1 million loss for the write-off of allocated goodwill, partially offset by a $12.4 million gain on the sale of property, equipment and certain other assets.  The loss for the write-off of allocated goodwill was not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-off contributed to an increase in the Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017.

The cash consideration for the transaction was pre-funded by the purchaser and received by the Company on September 30, 2017.  As a result, the Company has recorded both an asset and a liability of $68.8 million related to the assets held for sale in connection with the Rockdale transaction included under the captions “Other current assets” and “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2017.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September  30, 2017 and December 31, 2016 (in millions):

	September 30,	December 31,
	2017	2016
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$34.1	$40.9
Accumulated amortization	(20.4)	(24.6)
Net total	13.7	16.3
Non-competition agreements and other
Gross carrying amount	18.4	20.2
Accumulated amortization	(13.1)	(13.4)
Net total	5.3	6.8
Total amortized intangible assets
Gross carrying amount	52.5	61.1
Accumulated amortization	(33.5)	(38.0)
Net total	19.0	23.1

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.4
Licenses, provider numbers, accreditations and other	21.9	21.8
Net total	57.8	57.2

Total intangible assets:
Gross carrying amount	110.3	118.3
Accumulated amortization	(33.5)	(38.0)
Net total	$76.8	$80.3

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $6.8 million and $8.3 million as of September 30, 2017 and December 31, 2016, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Note 8.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of the Company’s common stock through March  14, 2018.  As of September  30, 2017, the Company had remaining authority to repurchase $44.6 million in shares in accordance with the 2016 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  The Company has designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock.

 The Company repurchased approximately 0.9 million and 2.5 million shares for an aggregate purchase price, including commissions, of $55.4 million and $151.0 million at an average purchase price of $60.31 and $60.13 per share during the nine months ended September 30, 2017 and 2016, respectively.

The Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million and 0.2 million shares vested under these plans during the nine months ended September  30, 2017 and 2016, respectively, for aggregate purchase prices of approximately $6.0 million and $8.0 million, respectively. The Company has designated these shares as treasury stock.

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

September 30, 2017

Unaudited

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

Stock Options

The Company granted options to purchase 885,122 and 939,417 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the nine months ended September 30, 2017 and 2016, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the nine months ended September 30, 2017 and 2016 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	32.9%	32.2%
Risk-free interest rate	2.37%	1.76%
Expected dividends	-	-
Average expected term (years)	6.1	5.9
Fair value per share of stock options granted	$21.42	$19.58

The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $10.3 million and $1.2 million, respectively. The Company received $15.7 million and $2.3 million in cash from stock option exercises for the nine months ended September 30, 2017 and 2016, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.2 million for the nine months ended September 30, 2017 and a nominal impact for the nine months ended September 30, 2016.

As of September 30, 2017, there was $22.1 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

Other Stock-Based Awards

The Company granted 141,882 and 159,868 restricted stock units to certain officers, employees and non-employee directors in accordance with the LTIP during the nine months ended September 30, 2017 and 2016, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant, or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

During the nine months ended September 30, 2017 and 2016, the Company granted 144,535 and 159,248 targeted performance-based restricted stock units, respectively, that vest subject to the achievement of performance and market conditions.   In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of either three or four years.

The performance condition for the targeted performance-based restricted stock units granted during the nine months ended September 30, 2017 is based on the Company’s achievement of annually established targets for diluted earnings per share for each of 2017, 2018 and 2019.   The performance condition for the targeted performance-based restricted stock units granted during the nine months ended September 30, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 compared to the pro forma EBITDA target for this same group of hospitals.  Additionally, the targeted performance-based restricted stock units granted during each of the nine months ended September 30, 2017 and 2016 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results compared to the targets.

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

As of September 30, 2017, there was $20.6 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity awards:
Other stock-based awards	$3.7	$3.0	$8.7	$13.3
Stock options	3.3	2.6	10.2	9.7
	7.0	5.6	18.9	23.0
Liability awards:
Other stock-based awards	-	(3.6)	-	(7.1)
Total stock-based compensation expense	$7.0	$2.0	$18.9	$15.9
Tax benefit on stock-based compensation expense	$2.8	$0.8	$7.4	$6.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

     The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2017 or 2016. As of September 30, 2017, there was $42.7 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

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

In connection with the Company’s acquisition of Marquette General Hospital (“Marquette General”), the seller self-disclosed various potentially non-compliant physician arrangements under the Centers for Medicare and Medicaid Services (“CMS”) voluntary self-disclosure protocol. The Marquette General self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the seller paid that amount in full to CMS.  As a result, the Company reversed the previously established reserve for settlement of the Marquette General self-disclosure and recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.28 per diluted share, which is included under the caption “Other non-operating (gains) losses, net” in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

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

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, were named defendants in 26 individual lawsuits filed since December 2014 in the Circuit Court of Dallas County, Alabama, alleging that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  These lawsuits, as they pertain to entities affiliated with the Company, were settled and dismissed in February 2017.

Two putative class action lawsuits were filed in the Circuit Court of Dallas County, Alabama.  The first putative class action lawsuit, filed in November 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The Company reached an agreement in principle to settle this lawsuit, and on August 14, 2017, the Court entered an order certifying this class for settlement purposes only and granted the parties’ motion for preliminary approval of settlement.  A fairness hearing to determine whether the settlement is fair, reasonable, and adequate, and whether it should be approved by the Court, is scheduled to be conducted on November 8, 2017.  There can be no assurance that the Company will complete the settlement, that definitive settlement documentation will be agreed upon by all parties, that the court overseeing the putative class action lawsuit will approve the settlement, or that the final resolution will not materially exceed the amounts previously accrued.

The second putative class action lawsuit, filed in February 2015 , sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut, and asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  In March 2015, the Company removed the second class action to the U.S. District Court in Mobile, Alabama which dismissed with prejudice the RICO claims and refused to exercise jurisdiction over the remaining state law claims, and the lawsuit was remanded for further proceedings.  In July 2017, this lawsuit was settled and dismissed as it pertained to entities affiliated with the Company.

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

The settlements described above were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits. Additional claims with respect to these matters, including claims involving patients to whom the Company did not send notice, may be asserted against the Company or the hospitals.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable, and such liability could be material.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $16.2 million at September 30, 2017.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $6.8 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $286.1 million in costs related to uncompleted projects as of September 30, 2017, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2017, these uncompleted projects had an estimated cost to complete of approximately $449.1 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At September 30, 2017, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,391.4 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

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

September 30, 2017

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017  and December 31, 2016.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,035.8	$768.6	$-	$1,804.4
Provision for doubtful accounts	-	132.4	96.0	-	228.4
Revenues	-	903.4	672.6	-	1,576.0

Salaries and benefits	7.0	419.3	322.2	-	748.5
Supplies	-	142.0	120.4	-	262.4
Other operating expenses	0.9	227.9	162.2	-	391.0
Other income	-	(1.9)	-	-	(1.9)
Equity in earnings of affiliates	(69.4)	-	-	69.4	-
Depreciation and amortization	-	54.4	32.8	-	87.2
Interest expense, net	31.0	1.4	4.9	-	37.3
Other non-operating losses (gains), net	-	34.0	(37.7)	-	(3.7)
Management (income) fees	-	(19.4)	19.4	-	-
	(30.5)	857.7	624.2	69.4	1,520.8
Income before income taxes	30.5	45.7	48.4	(69.4)	55.2
Provision for income taxes	3.0	22.3	-	-	25.3
Net income	27.5	23.4	48.4	(69.4)	29.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(2.4)	-	(2.4)
Net income attributable to LifePoint
Health, Inc.	$27.5	$23.4	$46.0	$(69.4)	$27.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,136.2	$2,354.1	$-	$5,490.3
Provision for doubtful accounts	-	399.6	289.7	-	689.3
Revenues	-	2,736.6	2,064.4	-	4,801.0

Salaries and benefits	18.9	1,299.9	988.6	-	2,307.4
Supplies	-	429.5	364.3	-	793.8
Other operating expenses, net	(1.1)	673.1	473.4	-	1,145.4
Other income	-	(6.0)	(3.4)	-	(9.4)
Equity in earnings of affiliates	(248.8)	-	-	248.8	-
Depreciation and amortization	-	163.8	100.2	-	264.0
Interest expense, net	94.1	4.0	14.2	-	112.3
Other non-operating losses (gains), net	-	36.9	(71.0)	-	(34.1)
Management (income) fees	-	(58.0)	58.0	-	-
	(136.9)	2,543.2	1,924.3	248.8	4,579.4
Income before income taxes	136.9	193.4	140.1	(248.8)	221.6
Provision for income taxes	7.0	74.7	-	-	81.7
Net income	129.9	118.7	140.1	(248.8)	139.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(10.0)	-	(10.0)
Net income attributable to LifePoint
Health, Inc.	$129.9	$118.7	$130.1	$(248.8)	$129.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,047.9	$2,390.3	$-	$5,438.2
Provision for doubtful accounts	-	386.0	293.4	-	679.4
Revenues	-	2,661.9	2,096.9	-	4,758.8

Salaries and benefits	15.9	1,253.1	1,012.0	-	2,281.0
Supplies	-	423.0	370.3	-	793.3
Other operating expenses, net	(0.5)	691.0	488.8	-	1,179.3
Other income	-	(10.8)	(9.0)	-	(19.8)
Equity in earnings of affiliates	(184.3)	-	-	184.3	-
Depreciation and amortization	-	160.7	96.4	-	257.1
Interest expense, net	96.3	3.7	12.8	-	112.8
Other non-operating losses	22.0	1.2	-	-	23.2
Management (income) fees	-	(58.7)	58.7	-	-
	(50.6)	2,463.2	2,030.0	184.3	4,626.9
Income before income taxes	50.6	198.7	66.9	(184.3)	131.9
(Benefit) provision for income taxes	(27.4)	74.1	-	-	46.7
Net income	78.0	124.6	66.9	(184.3)	85.2
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.7)	(6.5)	-	(7.2)
Net income attributable to LifePoint
Health, Inc.	$78.0	$123.9	$60.4	$(184.3)	$78.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$86.3	$79.4	$-	$165.7
Accounts receivable, net	-	527.3	368.3	-	895.6
Inventories	-	92.7	59.9	-	152.6
Prepaid expenses	0.2	48.9	22.4	-	71.5
Other current assets	-	56.4	87.3	-	143.7
	0.2	811.6	617.3	-	1,429.1
Property and equipment:
Land	-	98.7	88.4	-	187.1
Buildings and improvements	-	1,827.5	780.3	-	2,607.8
Equipment	-	1,690.2	586.9	-	2,277.1
Construction in progress	-	97.6	188.5	-	286.1
	-	3,714.0	1,644.1	-	5,358.1
Accumulated depreciation	-	(1,845.3)	(482.9)	-	(2,328.2)
	-	1,868.7	1,161.2	-	3,029.9
Intangible assets, net	-	35.6	41.2	-	76.8
Investments in subsidiaries	2,776.3	-	-	(2,776.3)	-
Due from subsidiaries	2,350.9	-	-	(2,350.9)	-
Other long-term assets	15.6	57.8	44.5	-	117.9
Goodwill	-	1,425.5	309.6	-	1,735.1
Total assets	$5,143.0	$4,199.2	$2,173.8	$(5,127.2)	$6,388.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$124.6	$79.3	$-	$203.9
Accrued salaries	-	125.9	79.2	-	205.1
Income taxes payable	6.0	-	-	-	6.0
Other current liabilities	41.9	140.0	155.5	-	337.4
Current maturities of long-term debt	17.5	0.7	4.0	-	22.2
	65.4	391.2	318.0	-	774.6
Long-term debt, net	2,741.2	44.4	96.3	-	2,881.9
Due to Parent	-	1,604.8	746.1	(2,350.9)	-
Deferred income taxes	54.4	-	-	-	54.4
Long-term portion of reserves for self-insurance claims	-	100.6	53.1	-	153.7
Other long-term liabilities	-	44.4	32.4	-	76.8
Total liabilities	2,861.0	2,185.4	1,245.9	(2,350.9)	3,941.4
Redeemable noncontrolling interests	-	-	119.9	-	119.9
Total LifePoint Health, Inc. stockholders' equity	2,282.0	2,013.8	762.5	(2,776.3)	2,282.0
Noncontrolling interests	-	-	45.5	-	45.5
Total equity	2,282.0	2,013.8	808.0	(2,776.3)	2,327.5
Total liabilities and equity	$5,143.0	$4,199.2	$2,173.8	$(5,127.2)	$6,388.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.5	$23.4	$48.4	$(69.4)	$29.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(69.4)	-	-	69.4	-
Stock-based compensation	7.0	-	-	-	7.0
Depreciation and amortization	-	54.4	32.8	-	87.2
Amortization of physician minimum revenue guarantees	-	1.3	0.3	-	1.6
Amortization of debt issuance costs and premium	1.2	-	-	-	1.2
Other non-operating loss (gain), net	-	34.0	(37.7)	-	(3.7)
Deferred income taxes	5.4	-	-	-	5.4
Reserve for self-insurance claims, net of payments	-	(2.0)	1.8	-	(0.2)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(8.3)	(0.9)	-	(9.2)
Inventories, prepaid expenses and other current assets	-	(12.3)	(2.3)	-	(14.6)
Accounts payable, accrued salaries and other current liabilities	29.1	(16.5)	(7.8)	-	4.8
Income taxes payable/receivable	(19.6)	-	-	-	(19.6)
Other	0.8	1.6	(1.1)	-	1.3
Net cash (used in) provided by operating activities	(18.0)	75.6	33.5	-	91.1

Cash flows from investing activities:
Purchases of property and equipment	-	(45.8)	(62.7)	-	(108.5)
Acquisitions, net of cash acquired	-	(0.1)	-	-	(0.1)
Proceeds from sale of businesses	-	95.1	-	-	95.1
Other	(0.1)	0.4	-	-	0.3
Net cash (used in) provided by investing activities	(0.1)	49.6	(62.7)	-	(13.2)

Cash flows from financing activities:
Proceeds from borrowings	25.0	-	-	-	25.0
Payments of borrowings	(29.3)	-	-	-	(29.3)
Repurchases of common stock	(35.0)	-	-	-	(35.0)
Payments of debt financing costs	(0.1)	-	-	-	(0.1)
Proceeds from exercise of stock options	0.4	-	-	-	0.4
Change in intercompany balances with affiliates, net	57.1	(77.6)	20.5	-	-
Other	-	(0.5)	(3.6)	-	(4.1)
Net cash provided by (used in) financing activities	18.1	(78.1)	16.9	-	(43.1)

Change in cash and cash equivalents	-	47.1	(12.3)	-	34.8
Cash and cash equivalents at beginning of period	-	39.2	91.7	-	130.9
Cash and cash equivalents at end of period	$-	$86.3	$79.4	$-	$165.7

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.5	$50.9	$15.9	$(65.1)	$41.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of affiliates	(65.1)	-	-	65.1	-
Stock-based compensation	5.6	-	-	-	5.6
Depreciation and amortization	-	54.6	31.6	-	86.2
Amortization of physician minimum revenue guarantees	-	1.9	0.5	-	2.4
Amortization of debt issuance costs and premium	1.3	-	-	-	1.3
Deferred income taxes	1.3	-	-	-	1.3
Reserve for self-insurance claims, net of payments	-	(1.9)	4.3	-	2.4
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	4.8	18.2	-	23.0
Inventories, prepaid expenses and other current assets	-	7.9	(2.0)	-	5.9
Accounts payable, accrued salaries and other current liabilities	25.5	(6.4)	(13.6)	-	5.5
Income taxes payable/receivable	2.6	-	-	-	2.6
Other	(1.1)	2.3	(1.0)	-	0.2
Net cash provided by operating activities	9.6	114.1	53.9	-	177.6

Cash flows from investing activities:
Purchases of property and equipment	-	(59.9)	(43.5)	-	(103.4)
Acquisitions, net of cash acquired	-	-	(1.8)	-	(1.8)
Other	0.4	-	-	-	0.4
Net cash provided by (used in) investing activities	0.4	(59.9)	(45.3)	-	(104.8)

Cash flows from financing activities:
Payments of borrowings	(4.4)	-	-	-	(4.4)
Repurchases of common stock	(101.4)	-	-	-	(101.4)
Change in intercompany balances with affiliates, net	95.8	(114.5)	18.7	-	-
Other	-	2.0	(2.3)	-	(0.3)
Net cash (used in) provided by in financing activities	(10.0)	(112.5)	16.4	-	(106.1)

Change in cash and cash equivalents	-	(58.3)	25.0	-	(33.3)
Cash and cash equivalents at beginning of period	-	180.8	93.4	-	274.2
Cash and cash equivalents at end of period	$-	$122.5	$118.4	$-	$240.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$129.9	$118.7	$140.1	$(248.8)	$139.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(248.8)	-	-	248.8	-
Stock-based compensation	18.9	-	-	-	18.9
Depreciation and amortization	-	163.8	100.2	-	264.0
Amortization of physician minimum revenue guarantees	-	4.5	1.1	-	5.6
Amortization of debt issuance costs and premium	3.6	-	-	-	3.6
Other non-operating losses (gains), net	-	36.9	(71.0)	-	(34.1)
Deferred income taxes	4.4	-	-	-	4.4
Reserve for self-insurance claims, net of payments	-	(42.9)	5.9	-	(37.0)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(11.6)	13.9	-	2.3
Inventories, prepaid expenses and other current assets	(0.1)	(11.3)	17.2	-	5.8
Accounts payable, accrued salaries and other current liabilities	29.8	(27.2)	(33.0)	-	(30.4)
Income taxes payable/receivable	(41.8)	-	-	-	(41.8)
Other	0.8	1.5	(10.1)	-	(7.8)
Net cash (used in) provided by operating activities	(103.3)	232.4	164.3	-	293.4

Cash flows from investing activities:
Purchases of property and equipment	-	(104.6)	(161.6)	-	(266.2)
Acquisitions, net of cash acquired	-	(1.2)	(1.6)	-	(2.8)
Proceeds from sale of businesses	-	110.0	-	-	110.0
Other	(0.3)	0.9	-	-	0.6
Net cash (used in) provided by investing activities	(0.3)	5.1	(163.2)	-	(158.4)

Cash flows from financing activities:
Proceeds from borrowings	165.0	-	-	-	165.0
Payments of borrowings	(178.1)	-	-	-	(178.1)
Repurchases of common stock	(61.4)	-	-	-	(61.4)
Payments of debt financing costs	(0.5)	-	-	-	(0.5)
Proceeds from exercise of stock options	15.7	-	-	-	15.7
Change in intercompany balances with affiliates, net	162.9	(157.6)	(5.3)	-	-
Other	-	(2.1)	(4.0)	-	(6.1)
Net cash provided by (used in) financing activities	103.6	(159.7)	(9.3)	-	(65.4)

Change in cash and cash equivalents	-	77.8	(8.2)	-	69.6
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$86.3	$79.4	$-	$165.7

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$78.0	$124.6	$66.9	$(184.3)	$85.2
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(184.3)	-	-	184.3	-
Stock-based compensation	23.0	-	-	-	23.0
Depreciation and amortization	-	160.7	96.4	-	257.1
Amortization of physician minimum revenue guarantees	-	6.2	1.3	-	7.5
Amortization of debt issuance costs, discount and premium	4.2	-	-	-	4.2
Other non-operating losses	22.0	1.2	-	-	23.2
Deferred income taxes	(47.7)	-	-	-	(47.7)
Reserve for self-insurance claims, net of payments	-	13.7	14.0	-	27.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(21.4)	(83.9)	-	(105.3)
Inventories, prepaid expenses and other current assets	(0.1)	12.5	(7.4)	-	5.0
Accounts payable, accrued salaries and other current liabilities	18.7	0.3	40.1	-	59.1
Income taxes payable/receivable	(2.5)	-	-	-	(2.5)
Other	(0.5)	2.6	(5.9)	-	(3.8)
Net cash (used in) provided by operating activities	(89.2)	300.4	121.5	-	332.7

Cash flows from investing activities:
Purchases of property and equipment	-	(135.4)	(90.9)	-	(226.3)
Acquisitions, net of cash acquired	-	(118.2)	(2.1)	-	(120.3)
Other	(0.3)	(0.3)	-	-	(0.6)
Net cash used in investing activities	(0.3)	(253.9)	(93.0)	-	(347.2)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,182.0)	-	-	-	(1,182.0)
Repurchases of common stock	(159.0)	-	-	-	(159.0)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	2.3	-	-	-	2.3
Change in intercompany balances with affiliates, net	108.2	(126.9)	18.7	-	-
Other	-	2.0	(11.9)	-	(9.9)
Net cash provided by (used in) financing activities	89.5	(124.9)	6.8	-	(28.6)

Change in cash and cash equivalents	-	(78.4)	35.3	-	(43.1)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$122.5	$118.4	$-	$240.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

Note 12. Subsequent Event

On October 24, 2017, the Company’s Board of Directors authorized a new stock repurchase plan for the repurchase of up to $200.0 million in outstanding shares of its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations.  The Company's repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions. Additionally, refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this report for information about the Company’s existing repurchase program.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2016 Annual Report on Form 10-K and in other reports that we file with the SEC. Any factor described in this report or in our other filings, including in the 2016 Annual Report on Form 10-K could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our other filings that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At September 30, 2017, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,402 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,576.0 million and $1,585.7 million during the three months ended September 30, 2017 and 2016, respectively, and $4,801.0 million and $4,758.8 million during the nine months ended September 30, 2017 and 2016, respectively.  During the three months ended September 30, 2017 and 2016, respectively, we derived 53.4% and 51.6% of our revenues, collectively, from the Medicare and Medicaid programs.  During the nine months ended September 30, 2017 and 2016, respectively, we derived 53.9% and 52.2% of our revenues, collectively, from the Medicare and Medicaid programs. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Recent Developments

In-Home Healthcare Partnership

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices, leveraging our combined expertise to enhance home health and hospice services in the communities served by our hospitals.  Through September 30, 2017, ownership and management of 19 of our home health agencies and 10 of our hospices have been transferred to IHHP over the course of three phases.  The transfer of one additional home health agency is scheduled to be completed in a final phase during the first quarter of 2018, subject to regulatory approvals and customary closing conditions.

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

On May 4, 2017, the U.S. House of Representatives (the “House”) passed the American Health Care Act (“AHCA”). Among other things, AHCA would eliminate the individual and employer mandates, replace the Affordable Care Act’s cost sharing subsidies with tax credits that can be used by individuals to purchase qualified health plans, convert federal Medicaid funding to either a per capita allotment or block grants, sunset the federal matching funds (commonly referred to as “Enhanced FMAP”) that are provided to states that have expanded their Medicaid programs except for certain beneficiaries who are enrolled in Medicaid as of December 31, 2019, establish a state patient and stability fund to provide financial help to high risk individuals, and encourage the increased use of health savings accounts. The U.S. Senate (the “Senate”) has considered a number of pieces of similar legislation. However, as of the date of this report, the Senate has not passed AHCA or any of the similar legislation it has considered. Like AHCA, the legislation that has been considered by the Senate would repeal and replace many of the most significant provisions of the Affordable Care Act and would also generally convert federal Medicaid funding to a per capita allotment or block grants and eliminate Enhanced FMAP funding for states that have expanded their Medicaid programs. The Congressional Budget Office and the Joint Committee on Taxation (the “CBO”) have estimated that, in 2018, 14 million more people would be uninsured under AHCA than under current law, and it has estimated that the impact of the comparable legislation that has been considered by the Senate would generally be similar.

On October 12, 2017, President Trump issued another executive order related to the Affordable Care Act that is intended to promote choice and competition in the health insurance marketplace. Among other things, the executive order requires the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance that would expand access to health insurance coverage by allowing more employers to form association health plans that would be allowed to provide coverage across state lines, increasing the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increasing the availability and permitted use of health reimbursement arrangements.

We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or the impact that the President’s executive orders will have on the implementation and enforcement of the provisions of the Affordable Care Act, the regulations adopted or to be adopted to implement the law, the cost and availability of health insurance, or the number of uninsureds.  In addition, if the Affordable Care Act is otherwise repealed, replaced or modified, we cannot predict what the final version of the legislation, or the other repeal or replacement plan or modifications would be, when the legislation or other replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

In 2014, the House filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”). In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose. The District Court’s ruling is being appealed, but the appeal has been held in abeyance in order to allow time for a resolution, including potential legislative action, that would eliminate the need for a judicial review of the District Court’s ruling. However, on October 13, 2017, the Department of Justice (the “DOJ”) announced in court filings related to the appeal that the Department of Health and Human Services (“HHS”) was immediately stopping its cost sharing reduction payments to insurance companies based on the DOJ’s determination that those payments had not been appropriated by Congress. The DOJ also requested that the parties be given until October 30, 2017, to determine the next steps of the appeal. The U.S. Court of Appeals for the District of Columbia Circuit has allowed a coalition of 16 state attorneys general to intervene in the appeal of the House’s lawsuit and, as a result, the appeal of the House’s lawsuit will likely continue even if the DOJ ultimately decides to not defend the appeal.  In addition, 18 states and the District of Columbia have filed a lawsuit in the U.S. District Court for the Northern District of California seeking to have the cost sharing reduction payments to insurers restored. Members of Congress have announced various plans that would restore the cost sharing reduction payments to insurers for two years and, in exchange, provide states with additional flexibility in the variety of choices they can give consumers, suspend the individual mandate from 2017 to 2021, refund employer mandate penalties incurred from 2015 to 2017, and expand the use of health savings accounts.  However, no legislation restoring the cost sharing payments has been adopted by the House or Senate.

We cannot predict the outcome of the appeal of the House’s lawsuit or the new litigation that has been filed relating to the cessation of HHS’ cost sharing reduction payments to insurance companies or the impact that the cessation of HHS’ cost sharing reduction payments will have on the premiums that are charged by insurers, the number of insurers who offer health insurance coverage through the Affordable Care Act health insurance marketplace exchange, or the number of uninsureds. Furthermore, there may be additional legal challenges to various provisions and implementing regulations of the Affordable Care Act.  We also cannot predict whether Congress will adopt any legislation that restores the Affordable Care Act’s cost sharing reduction payments to insurers and, if Congress does adopt any such legislation, when such legislation would become effective or the length of time for which the cost sharing reduction payments would be restored.

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

 Regulatory Environment

Our business and our facilities are highly regulated, and the penalties for noncompliance can be severe. We are required to comply with extensive, complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, and to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, civil sanctions, the loss of our ability to receive reimbursements through the Medicare and Medicaid programs or the refund of such payments we previously received.

Not only are our facilities heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our facilities to make changes in space usage, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance.  Management anticipates that compliance expenses will continue to grow in the foreseeable future.  The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the Office of Inspector General (“OIG”), the DOJ and other governmental fraud and abuse programs.

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

Medicare Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While CMS has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015, which provides $80 billion in discretionary spending sequestration relief for federal fiscal years (“FFYs”) 2016 and 2017, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through FFY 2025 and, effective January 1, 2017, reduced Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015.  This will limit our ability to expand the scope and profitability of the outpatient services we offer at off-campus locations.

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

On August 14, 2017, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2018, which begins on October 1, 2017. Among other things, the proposed rule provides an operating payment rate increase of approximately 1.2% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.6%, (ii) a 0.75% reduction required by the Affordable Care Act, and (iii) a 0.6% adjustment to remove the one-time adjustment of 0.6% that was made in FFY 2017 to offset the estimated costs of the 0.2% reduction to IPPS payment rates that were made in connection with the Medicare program’s “two midnight rule” in FFYs 2014, 2015, and 2016, and increased by (iv) 0.4588% as required by the 21st Century Cures Act in connection with the restoration of the documentation and coding adjustments that CMS was required to make by ATRA in order to fully recoup the documentation and coding overpayments that Congress believed occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS final rule for FFY 2018 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the final rule makes updates to the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, Hospital Readmissions Reduction, and Medicare and Medicaid EHR Incentive Programs.  In addition, under the final rule, CMS is distributing approximately $6.8 billion in uncompensated care payments to hospitals in FFY 2018, which would be an increase of approximately $800 million from the FFY 2017 amount.    The final rule also finalized CMS’ proposal to incorporate uncompensated care cost data worksheet S-10 of the Medicare cost report in the methodology for distributing the uncompensated care payments.  Overall, CMS estimates that under the final rule, total Medicare spending on inpatient hospital services, including capital, will increase by approximately $2.4 billion in FFY 2018.

In November 2015, CMS published a final rule that created a new payment model, called the Comprehensive Care for Joint Replacement Model (“CJR Model”), that was designed to test, for a five year period, whether bundled payments to acute care hospitals for episodes of care for lower-extremity joint (hip or knee) replacement reduce Medicare expenditures while preserving or enhancing the quality of care for Medicare beneficiaries.  On August 17, 2017, CMS published a proposed rule regarding the CJR Model.  Among other things, the proposed rule would modify the CJR Model such that the CJR Model would continue on a mandatory basis in 34 of the 67 selected Metropolitan Statistical Areas (“MSAs”), and continue on a voluntary basis in the other 33 selected MSAs. Low-volume hospitals in the proposed 34 mandatory participation MSAs would be excluded and automatically withdrawn from participation in the CJR Model effective February 1, 2018.  However, should a low-volume hospital want to continue its participation in the CJR Model, it may make a voluntary election to continues its participation. The proposed rule would also codify provisions specifying that CMS may take remedial action if a participant hospital and others participating with the hospital fail to participate in model-related evaluation activities conducted by CMS and/or its contractors. We cannot predict whether the proposed rule will be adopted in whole or in part or whether CMS will take other action to modify existing payment models.

Medicare Dependent and Low Volume Hospital Programs

The Medicare dependent hospital program provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare. The Medicare low volume hospital program provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year. Both of these programs were extended through September 30, 2017, by the Protecting Access to Medicare Act of 2014 and the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). While legislation has been introduced in Congress that would permanently extend both programs, the legislation has not yet been adopted. We cannot predict whether the Medicare dependent and low volume hospital programs will be extended, and, if they are extended, whether the extension would be for a limited period of time or whether it would be permanent. If the programs are not extended, it would adversely impact our results of operations and cash flows.

Federal Budget

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

On October 19, 2017, the Senate passed a budget resolution that sets recommended spending levels for FFYs 2018 through 2027.  Among other things, the budget resolution would reduce federal spending by $5.1 trillion over that period.  Any future reductions in federal spending would have to be approved by Congress in subsequent appropriation measures.  The House adopted the Senate’s budget resolution on October 26, 2017.  We cannot predict whether any of the spending reductions contemplated by the budget resolution will be implemented by Congress or, if such spending reductions are implemented by Congress, the reductions that would be made to federal Medicare and Medicaid spending.

Medicaid Reimbursement

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. As of September 30, 2017, only ten of the states in which we operate are currently implementing expansions to their Medicaid programs.  Additionally, as described elsewhere in this report, in connection with the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are congressional efforts to repeal the expansion of the Medicaid program and move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.  If those cost reduction or Medicaid reform measures are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.

In light of the Proposed Budget and the possible repeal, replacement or modification of the Affordable Care Act, we are unable to predict how many, if any, additional states in which we operate will expand their Medicaid programs or how many, if any, of the states in which we operate that have expanded their Medicaid programs will keep their expansions in place in the future.

Children’s Health Insurance Program

The Children’s Health Insurance Program (“CHIP”) provides health coverage to eligible children through both Medicaid and separate CHIP programs. In FFY 2016, CHIP provided coverage to an estimated 8.9 million children. CHIP is administered by the states but is jointly funded by the states and the federal government. In order to encourage state participation in CHIP, the federal government provides an enhanced, in comparison to Medicaid, federal matching rate for CHIP, and the federal CHIP matching rate was increased by an additional 23% under the Affordable Care Act. As a result, the federal government has historically funded the vast majority of CHIP expenditures.

Federal funding for CHIP expired on September 30, 2017. While the federal government has indicated that states can use the remaining funds from their FFY 2017 CHIP allotments to continue to operate their CHIP programs in FFY 2018, no additional federal funding will be made available unless appropriated by Congress. Legislation has been introduced in both the House and the Senate that would extend federal CHIP funding for an additional five years, but it has not yet been adopted.  Approximately 10 states have indicated that they will exhaust their federal CHIP funding by the end of 2017, and more than 30 states have indicated that they will exhaust their federal CHIP funding by March 2018. Under the Affordable Care Act, states with CHIP funded Medicaid expansions are generally required to maintain their CHIP coverage even if no additional federal funds are allocated to CHIP. However, states with separate CHIP coverage may reduce or terminate their CHIP programs.  As a result, if federal funding for CHIP is not restored, a number of states could experience significant budgetary shortfalls and could be forced to either freeze the enrollment in their CHIP programs or terminate their CHIP programs altogether. In addition, certain states, including Arizona and West Virginia, have laws requiring them to close enrollment in or end their CHIP programs if federal funding for CHIP falls below certain levels.

We cannot predict whether federal funding for CHIP will be extended and, if federal funding for CHIP is extended, the amount of federal funding that will be provided or the period of time for which the funding will be extended.

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

  On April 16, 2015, MACRA was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of calendar year (“CY”) 2015, and increased by an additional 0.5% per year for CYs 2016 and 2017, and will be increased by 0.5% per year for CYs 2018 and 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law as part of the American Recovery and Reinvestment Act of 2009,  includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  The Medicare EHR incentive program for physicians and other providers will be sunset on December 31, 2018, but components of the program will be carried forward as part of the Merit Based Incentive Payment System being developed by MACRA.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in additional costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014 and continuing throughout 2017, our self-pay revenues have decreased due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily has been a result of healthcare reform and the continued expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

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

Results of Operations

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted EBITDA.    Earnings before depreciation and amortization; interest expense, net; other non-operating (gains) losses, net; provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

Admissions.   The total number of patients admitted to our hospitals. Used by management and investors as a general measure of inpatient volume.

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

Equivalent admissions.   Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the Outpatient factor. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

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

Outpatient factor.  The sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue.

Outpatient surgeries.   Surgeries that do not require admission to our hospitals.

Revenues. Amounts recognized from all payors for the delivery of healthcare services, net of contractual discounts and the provision for doubtful accounts.

Same-hospital. Same-hospital information includes the results of our health support center and the 70 hospitals operated during both the nine months ended September 30, 2017 and 2016.  Same-hospital information is not applicable for the three months ended September 30, 2017 and 2016, since the results for each period are identical to the Company’s consolidated information.

For the Three Months Ended September 30, 2017 and 2016

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,804.4	114.5%	$1,821.1	114.8%
Provision for doubtful accounts	228.4	14.5	235.4	14.8
Revenues	1,576.0	100.0	1,585.7	100.0

Salaries and benefits	748.5	47.5	755.0	47.6
Supplies	262.4	16.6	262.0	16.5
Other operating expenses	391.0	24.8	384.1	24.2
Other income	(1.9)	(0.1)	(3.4)	(0.2)
Depreciation and amortization	87.2	5.5	86.2	5.5
Interest expense, net	37.3	2.4	36.9	2.3
Other non-operating (gain) loss, net	(3.7)	(0.2)	-	-
	1,520.8	96.5	1,520.8	95.9

Income before income taxes	55.2	3.5	64.9	4.1
Provision for income taxes	25.3	1.6	23.7	1.5
Net income	29.9	1.9	41.2	2.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.4)	(0.2)	(1.7)	(0.1)
Net income attributable to LifePoint Health, Inc.	$27.5	1.7%	$39.5	2.5%

Revenues

The following table presents the components of revenues for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended
	September 30,
	2017	2016	Decrease	% Decrease

Revenues before provision for doubtful accounts	$1,804.4	$1,821.1	$(16.7)	(0.9)%
Provision for doubtful accounts	228.4	235.4	(7.0)	(3.0)%
Revenues	$1,576.0	$1,585.7	$(9.7)	(0.6)%

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$604.6	38.4%	$584.0	36.8%
Medicaid	237.0	15.0	235.1	14.8
HMOs, PPOs and other private insurers	723.8	45.9	747.7	47.2
Self-pay	206.3	13.1	221.0	13.9
Other	32.7	2.1	33.3	2.1
Revenues before provision for doubtful accounts	1,804.4	114.5	1,821.1	114.8
Provision for doubtful accounts	(228.4)	(14.5)	(235.4)	(14.8)
Revenues	$1,576.0	100.0%	$1,585.7	100.0%

Certain changes have been made to our classification of historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the three months ended September 30, 2016.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Increase	% Increase
Revenues per equivalent admission	$8,880	$8,740	$140	1.6%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)

Admissions	66,199	67,955	(1,756)	(2.6)%
Equivalent admissions	177,475	181,426	(3,951)	(2.2)%
Medicare case mix index	1.51	1.48	0.03	2.0%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	18,436	19,329	(893)	(4.6)%
Outpatient surgeries	67,841	69,998	(2,157)	(3.1)%
Total surgeries	86,277	89,327	(3,050)	(3.4)%
Emergency room visits	415,119	431,222	(16,103)	(3.7)%
Outpatient factor	2.68	2.67	0.01	0.4%

For the three months ended September 30, 2017, our revenues before provision for doubtful accounts decreased $16.7 million, or 0.9%, to $1,804.4 million compared to the same period last year.    The decrease in our revenues before provision for doubtful accounts was primarily driven by volume, as evidenced by a 2.2% decrease in our equivalent admissions for the three months ended September 30, 2017 compared to the same period last year.  Our equivalent admissions were negatively impacted by decreases in admissions, surgical volumes and emergency room visits during the three months ended September 30, 2017 compared to the same period last year. These decreases were partially offset by an increase in our revenues per equivalent admission of 1.6% for the three months ended September 30, 2017 compared to the same period last year due to higher contracted rates from HMOs, PPOs and other private insurers, partially offset by a shift from HMOs, PPOs and other private insurers to Medicare and Medicaid for a portion of our patient population.  Additionally,  our revenues before provision for doubtful accounts for the three months ended September 30, 2017 decreased compared to the same period last year as a result of the transfer of certain home health and hospice service lines to IHHP, which we do not consolidate.  Accordingly, the revenues associated with these service lines are no longer included in our consolidated results.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)

Related key indicators:
Charity care write-offs	$31.6	2.0%	$29.0	1.8%	$2.6	9.2%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$206.3	13.1%	$221.0	13.9%	$(14.7)	(6.7)%
Net revenue days outstanding
(at end of period)	53.4	N/A	53.3	N/A	0.1	0.2%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended September 30, 2017, our provision for doubtful accounts decreased  $7.0 million, or 3.0%, to $228.4 million compared to the same period last year.

Additionally, our net revenue days outstanding at September 30, 2017 increased slightly to 53.4 days compared to 53.3 days at September 30, 2016.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2016 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$748.5	47.5%	$755.0	47.6%	$(6.5)	(0.8)%
Man-hours per equivalent admission	111	N/A	112	N/A	(1)	(0.9)%
Salaries and benefits per equivalent
admission	$4,217	N/A	$4,161	N/A	$56	1.4%

For the three months ended September 30, 2017, our salaries and benefits expense decreased to $748.5 million, or 0.8%, compared to $755.0 million for the same period last year. This decrease was driven by productivity improvements in certain of our markets in addition to labor costs associated with home health and hospice service lines being transferred to IHHP, which we do not consolidate. These decreases were partially offset by the increasing cost of employing a greater number of physicians and their related support staff as evidenced by a 1.4% increase in our salaries and benefits per equivalent admission for the three months ended September 30, 2017 compared to the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Supplies (dollars in millions)	$262.4	16.6%	$262.0	16.5%	$0.4	0.1%
Supplies per equivalent admission	$1,479	N/A	$1,444	N/A	$35	2.4%

For the three months ended September 30, 2017, our supplies expense increased slightly to $262.4 million, or 0.1%, compared to $262.0 million for the same period last year, primarily as a result of higher acuity procedures as evidenced by a 2.4% increase in our supplies per equivalent admission for the three months ended September 30, 2017 compared to the same period last year.  This increase was partially offset by improvements in our cost management strategies through participation in our group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$73.1	4.6%	$70.9	4.5%	$2.2	2.9%
Utilities	31.0	2.0	30.7	1.9	0.3	1.1%
Repairs and maintenance	46.0	2.9	45.7	2.9	0.3	0.7%
Rents and leases	17.8	1.1	17.7	1.1	0.1	0.1%
Insurance	9.7	0.6	13.0	0.8	(3.3)	(24.9)%
Physician recruiting	3.6	0.2	4.1	0.3	(0.5)	(12.0)%
Contract services	123.2	7.8	113.7	7.2	9.5	8.4%
Non-income taxes	44.3	2.8	44.6	2.8	(0.3)	(0.5)%
Other	42.3	2.8	43.7	2.7	(1.4)	(3.2)%
	$391.0	24.8%	$384.1	24.2%	$6.9	1.8%

For the three months ended September 30, 2017, our other operating expenses increased to $391.0 million, or 1.8%, compared to $384.1 million for the same period last year primarily as a result of higher contract services and professional fees, partially offset by decreases in insurance and other operating expenses. Our contract services expenses increased due to system implementations at certain of our physician practices as well as the outsourcing of certain hospital support services to third parties in certain of our markets. Our professional fees increased due to higher subsidies under certain of our professional arrangements where we guarantee minimum levels of service. These increases  were partially offset by a decrease in our insurance expenses as a result of favorable claims development under our self-insured professional liability program, in addition to decreases in our other operating expenses due to the positive financial performance of certain non-consolidated businesses.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended September 30, 2017, we recognized $1.9 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $3.4 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017.

Depreciation and Amortization

For the three months ended September 30, 2017, our depreciation and amortization expense increased by $1.0 million, or 1.3%  to $87.2 million, or 5.5% of revenues, compared to $86.2 million, or 5.5% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result.

Interest Expense, Net

Our interest expense increased slightly by $0.4 million, or 1.1%, to $37.3 million for the three months ended September 30, 2017 compared to $36.9 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gain and Loss

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a net gain of approximately $16.4 million, $8.4 million when adjusted for the impact of income taxes,  or $0.20 per diluted share, during the three months ended September 30, 2017 in connection with the transfer of home health agencies to IHHP.

Additionally, as more fully discussed in Note 6 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a  net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, during the three months ended September 30, 2017 in connection with our entry into a definitive agreement to sell substantially all of the assets of Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia.

Provision for Income Taxes

Our provision for income taxes was $25.3 million, or 1.6% of revenues, for the three months ended September 30, 2017, compared to $23.7 million, or 1.5% of revenues, for the same period last year.  The increase in the provision for income taxes for the three months ended September 30, 2017 was primarily attributable to an increase in our effective tax rate to 48.0% for the three months ended September 30, 2017, compared to 37.5% for the same period last year. The increase in our effective tax rate was primarily a result of limitations on the tax deductibility of allocated goodwill write-offs in connection with our Rockdale and IHHP transactions during the three months ended September 30, 2017.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Refer to “Certain Definitions” for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the three months ended September 30, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Three Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$29.9	1.9%	$41.2	2.6%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.4)	(0.2)	(1.7)	(0.1)
Net income attributable to LifePoint Health, Inc.	27.5	1.7	39.5	2.5

Adjust: Depreciation and amortization	87.2	5.5	86.2	5.5
Interest expense, net	37.3	2.4	36.9	2.3
Other non-operating (gain) loss, net	(3.7)	(0.2)	-	-
Provision for income taxes	25.3	1.6	23.7	1.5
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	2.4	0.2	1.7	0.1
Adjusted EBITDA	$176.0	11.2%	$188.0	11.9%

For the Nine Months Ended September 30, 2017 and 2016

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$5,490.3	114.4%	$5,438.2	114.3%
Provision for doubtful accounts	689.3	14.4	679.4	14.3
Revenues	4,801.0	100.0	4,758.8	100.0

Salaries and benefits	2,307.4	48.1	2,281.0	47.9
Supplies	793.8	16.5	793.3	16.7
Other operating expenses	1,145.4	23.9	1,179.3	24.8
Other income	(9.4)	(0.2)	(19.8)	(0.4)
Depreciation and amortization	264.0	5.5	257.1	5.3
Interest expense, net	112.3	2.3	112.8	2.4
Other non-operating (gains) losses, net	(34.1)	(0.7)	23.2	0.5
	4,579.4	95.4	4,626.9	97.2

Income before income taxes	221.6	4.6	131.9	2.8
Provision for income taxes	81.7	1.7	46.7	1.0
Net income	139.9	2.9	85.2	1.8
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(10.0)	(0.2)	(7.2)	(0.2)
Net income attributable to LifePoint Health, Inc.	$129.9	2.7%	$78.0	1.6%

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$5,490.3	$5,438.2	$52.1	1.0%
Provision for doubtful accounts	689.3	679.4	9.9	1.5%
Revenues	$4,801.0	$4,758.8	$42.2	0.9%

Same-hospital:
Revenues before provision for doubtful accounts	$5,278.5	$5,259.0	$19.5	0.4%
Provision for doubtful accounts	667.4	667.9	(0.5)	(0.1)%
Revenues	$4,611.1	$4,591.1	$20.0	0.4%

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,849.4	38.5%	$1,766.6	37.1%
Medicaid	740.5	15.4	716.7	15.1
HMOs, PPOs and other private insurers	2,195.9	45.8	2,227.7	46.8
Self-pay	606.6	12.7	626.8	13.2
Other	97.9	2.0	100.4	2.1
Revenues before provision for doubtful accounts	5,490.3	114.4	5,438.2	114.3
Provision for doubtful accounts	(689.3)	(14.4)	(679.4)	(14.3)
Revenues	$4,801.0	100.0%	$4,758.8	100.0%

Certain changes have been made to our classification of historical sources of revenues.  Primarily, we changed the classification of revenues related to our managed Medicare programs from HMOs, PPOs and other private insurers to Medicare for the nine months ended September 30, 2016.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,973	$8,830	$143	1.6%
Revenues per equivalent admission - same-hospital	$8,881	$8,721	$160	1.8%

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Admissions	202,215	205,937	(3,722)	(1.8)%
Equivalent admissions	535,061	538,937	(3,876)	(0.7)%
Medicare case mix index	1.50	1.49	0.01	0.7%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	55,032	58,311	(3,279)	(5.6)%
Outpatient surgeries	206,751	212,388	(5,637)	(2.7)%
Total surgeries	261,783	270,699	(8,916)	(3.3)%
Emergency room visits	1,254,092	1,275,030	(20,938)	(1.6)%
Outpatient factor	2.65	2.62	0.03	1.1%

Same-hospital:
Admissions	195,115	199,929	(4,814)	(2.4)%
Equivalent admissions	519,201	526,413	(7,212)	(1.4)%
Medicare case mix index	1.49	1.48	0.01	0.7%
Average length of stay (days)	5.0	4.9	0.1	2.0%
Inpatient surgeries	52,381	55,871	(3,490)	(6.2)%
Outpatient surgeries	203,973	209,772	(5,799)	(2.8)%
Total surgeries	256,354	265,643	(9,289)	(3.5)%
Emergency room visits	1,206,256	1,231,710	(25,454)	(2.1)%
Outpatient factor	2.66	2.63	0.03	1.1%

For the nine months ended September 30, 2017, our consolidated revenues before provision for doubtful accounts increased $52.1 million, or 1.0%, to $5,490.3 million compared to the same period last year.  This increase was partially driven by one additional month of operations for Providence during the nine months ended September 30, 2017 compared to the same period last year, in addition to an increase in our same-hospital revenues before provision for doubtful accounts of $19.5 million, or 0.4%.    The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers as evidenced by a 1.8% increase in our same-hospital revenues per equivalent admission for the nine months ended September 30, 2017 compared to the same period last year, partially offset by a shift from HMOs, PPOs and other private insurers to Medicare and Medicaid for a portion of our patient population.  This increase was partially offset by a 1.4% decrease in our same-hospital equivalent admissions for the nine months ended September 30, 2017 compared to the same period last year.  Our same-hospital equivalent admissions were negatively impacted by decreases in admissions, surgical volumes and emergency room visits during the nine months ended September 30, 2017 compared to the same period last year.  Additionally,  our revenues before provision for doubtful accounts for the nine months ended September 30, 2017 decreased compared to the same period last year as a result of the transfer of certain home health and hospice service lines to IHHP, which we do not consolidate.  Accordingly, the revenues associated with these service lines are no longer included in our consolidated results.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$89.4	1.9%	$99.2	2.1%	$(9.8)	(9.8)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$606.6	12.7%	$626.8	13.2%	$(20.2)	(3.2)%
Net revenue days outstanding
(at end of period)	53.4	N/A	53.3	N/A	0.1	0.2%

Same-hospital:
Related key indicators:
Charity care write-offs	$83.4	1.8%	$91.0	2.0%	$(7.6)	(8.3)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$584.2	12.7%	$605.0	13.2%	$(20.8)	(3.4)%
Net revenue days outstanding
(at end of period)	53.4	N/A	53.3	N/A	0.1	0.2%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the nine months ended September 30, 2017, our consolidated provision for doubtful accounts increased  $9.9 million, or 1.5%, to $689.3 million compared to the same period last year.    This increase was partially driven by one additional month of operations for Providence during the nine months ended September 30, 2017 compared to the same period last year, slightly offset by a decrease in our same-hospital provision for doubtful accounts of $0.5 million, or 0.1%.

Additionally, our net revenue days outstanding at September 30, 2017 increased slightly to 53.4 days compared to 53.3 days at September 30, 2016.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2016 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$2,307.4	48.1%	$2,281.0	47.9%	$26.4	1.2%
Man-hours per equivalent admission	112	N/A	113	N/A	(1)	(0.9)%
Salaries and benefits per equivalent
admission	$4,312	N/A	$4,232	N/A	$80	1.9%

For the nine months ended September 30, 2017, our salaries and benefits expense increased to $2,307.4 million, or 1.2%, compared to $2,281.0 million for the same period last year.  This increase was partially driven by one additional month of operations for Providence during the nine months ended September 30, 2017 compared to the same period last year, in addition to an increase in our same-hospital salaries and benefits expense as a result of the use of more expensive contract nursing labor in certain of our markets and the increasing cost of employing a greater number of physicians and their related support staff as evidenced by a 1.9% increase in our salaries and benefits per equivalent admission for the nine months ended September 30, 2017 compared to the same period last year.  These increases were partially offset by productivity improvements in certain of our markets.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
		% of		% of
	2017	Revenues	2016	Revenues	Increase	% Increase
Supplies (dollars in millions)	$793.8	16.5%	$793.3	16.7%	$0.5	0.1%
Supplies per equivalent admission	$1,484	N/A	$1,472	N/A	$12	0.8%

For the nine months ended September 30, 2017, our supplies expense increased slightly to $793.8 million, or 0.1%, compared to $793.3 million for the same period last year.  Our supplies expense includes one additional month of operations for Providence during the nine months ended September 30, 2017 compared to the same period last year.  On a same-hospital basis, our supplies expense decreased for the nine months ended September 30, 2017 compared to the same period last year as a result of improvements in our cost management strategies through participation in our group purchasing organization.  However, we continue to experience increasing pricing pressure in certain pharmaceutical supplies related to oncology and other cancer-related treatments.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$215.9	4.5%	$206.4	4.3%	$9.5	4.6%
Utilities	87.0	1.8	84.7	1.8	2.3	2.8%
Repairs and maintenance	140.5	2.9	137.1	2.9	3.4	2.5%
Rents and leases	52.4	1.1	52.6	1.1	(0.2)	(0.4)%
Insurance	31.0	0.6	65.5	1.4	(34.5)	(52.6)%
Physician recruiting	11.4	0.2	13.0	0.3	(1.6)	(12.2)%
Contract services	356.4	7.4	350.2	7.4	6.2	1.8%
Non-income taxes	138.5	2.9	133.1	2.8	5.4	4.1%
Other	112.3	2.5	136.7	2.8	(24.4)	(17.8)%
	$1,145.4	23.9%	$1,179.3	24.8%	$(33.9)	(2.9)%

For the nine months ended September 30, 2017, our other operating expenses decreased to $1,145.4 million, or 2.9%, compared to $1,179.3 million for the same period last year primarily as a result of decreases in our insurance expenses and other operating expenses, partially offset by an increase in professional fees.  Our insurance expenses were higher for the nine months ended September 30, 2016 primarily as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings as described further in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report and lower for the nine months ended September 30, 2017 as a result of favorable claims development under our self-insured professional liability program.  Additionally, our other operating expenses decreased during the nine months ended September 30, 2017 primarily as a result of lower legal and consulting fees and the positive financial performance of certain non-consolidated businesses.  Lastly, as a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists, in addition to higher subsidies under certain of our professional arrangements where we guarantee minimum levels of service.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the nine months ended September 30, 2017, we recognized $9.4 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $19.8 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end in 2017.

Depreciation and Amortization

For the nine months ended September 30, 2017, our depreciation and amortization expense increased by $6.9 million, or 2.7%  to $264.0 million, or 5.5% of revenues, compared to $257.1 million, or 5.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $0.5 million, or 0.5%, to  $112.3 million for the nine months ended September 30, 2017 compared to $112.8 million for the same period last year.    For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gains and Losses

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain in the aggregate of approximately $28.8 million, $14.0 million when adjusted for the impact of income taxes, or $0.34 per diluted share, during the nine months ended September 30, 2017 in connection with the transfer of home health agencies and hospices to IHHP.

Additionally, as more fully discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a gain of $18.0 million, $11.3 million when adjusted for the impact of income taxes, or $0.28 per diluted share, during the nine months ended September 30, 2017 related to the settlement of a contingent liability previously established in connection with our acquisition of Marquette General Hospital (“Marquette General”) in 2012.

As more fully discussed in Note 6 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, during the nine months ended September 30, 2017 in connection with our entry into a definitive agreement to sell substantially all of the assets of Rockdale.

In connection with various debt transactions entered into during the nine months ended September 30, 2016, we recognized a loss for debt transaction costs of approximately $22.0 million, $13.7 million when adjusted for the impact of income taxes, or $0.31 loss per diluted share. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the nine months ended September 30, 2016.

Lastly, during the nine months ended September 30, 2016, we recognized an impairment loss of $1.2 million, $0.8 million when adjusted for the impact of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $81.7 million, or 1.7% of revenues, for the nine months ended September 30, 2017, compared to $46.7 million, or 1.0% of revenues, for the same period last year.  The increase in the provision for income taxes for the nine months ended September 30, 2017 was primarily attributable to an increase in our income before income taxes for the nine months ended September 30, 2017, compared to the same period last year, in addition to an increase in our effective tax rate to 38.6% for the nine months ended September 30, 2017, compared to 37.4% for the same period last year.  The increase in our effective tax rate was primarily a result of limitations on the tax deductibility of allocated goodwill write-offs in connection with our Rockdale and IHHP transactions during the nine months ended September 30, 2017, partially offset by a decrease in our effective tax rate as a result of the impact of the first quarter adoption of ASU 2016-9, which prospectively changes how differences in compensation expense for share-based awards for accounting and tax purposes are recognized upon vesting or settlement.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Refer to “Certain Definitions” for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the nine months ended September 30, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$139.9	2.9%	$85.2	1.8%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(10.0)	(0.2)	(7.2)	(0.2)
Net income attributable to LifePoint Health, Inc.	129.9	2.7	78.0	1.6

Add: Depreciation and amortization	264.0	5.5	257.1	5.3
Interest expense, net	112.3	2.3	112.8	2.4
Other non-operating (gains) losses, net	(34.1)	(0.7)	23.2	0.5
Provision for income taxes	81.7	1.7	46.7	1.0
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	10.0	0.2	7.2	0.2
Adjusted EBITDA	$563.8	11.7%	$525.0	11.0%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility’).  During the third quarter of 2017, we borrowed and subsequently repaid $25.0 million under the Revolving Facility for general corporate purposes.    We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2017 and 2016  (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$91.1	$177.6	$293.4	$332.7
Less: Purchases of property and equipment	(108.5)	(103.4)	(266.2)	(226.3)
Free operating cash flow	(17.4)	74.2	27.2	106.4
Acquisitions, net of cash acquired	(0.1)	(1.8)	(2.8)	(120.3)
Proceeds from sale of businesses	95.1	-	110.0	-
Proceeds from borrowings	25.0	-	165.0	1,350.0
Payments of borrowings	(29.3)	(4.4)	(178.1)	(1,182.0)
Repurchases of common stock	(35.0)	(101.4)	(61.4)	(159.0)
Payments of debt financing costs	(0.1)	-	(0.5)	(30.0)
Proceeds from exercise of stock options	0.4	-	15.7	2.3
Other	(3.8)	0.1	(5.5)	(10.5)
Net change in cash and cash equivalents	$34.8	$(33.3)	$69.6	$(43.1)

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

Our cash flows provided by operating activities for the three months ended September 30, 2017 compared to the same period last year were negatively impacted by lower net income,  increases in the amount and differences in the timing of cash payments for income taxes, and decreases in the amount and differences in the timing of cash collections of outstanding accounts receivable. Our cash collections of outstanding accounts receivable were higher during the three months ended September 30, 2016 due to the resolution of billing authorization delays at certain of our facilities acquired in 2015 and 2016.

Our cash flows provided by operating activities for the nine months ended September 30, 2017 compared to the same period last year were negatively impacted by increases in the amount and differences in the timing of cash payments for accounts payable, accrued salaries, self-insurance claims and income taxes, partially offset by improvements in the amount and differences in the timing of cash collections of outstanding accounts receivable.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$25.7	1.6%	$35.0	2.2%	$58.5	1.2%	$80.8	1.7%
Growth capital	68.6	4.4	36.3	2.3	167.7	3.5	77.3	1.6
Information systems	14.2	0.9	32.1	2.0	40.0	0.8	68.2	1.4
	$108.5	6.9%	$103.4	6.5%	$266.2	5.5%	$226.3	4.7%

Depreciation expense	$86.9		$85.7		$262.6		$255.5

Ratio of capital expenditures to
depreciation expense	124.9%		120.7%		101.4%		88.6%

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

We expect total capital expenditures to be between $475.0 million and $500.0 million for 2017, subject to change as a result of modifications to project scope or timing due to construction delays caused by weather or material shortages. The increase in capital expenditures for 2017 compared to 2016 is largely a result of our various capital commitments in connection with several of our acquired facilities.  Refer to “Liquidity and Capital Resources Outlook” for further information regarding our long-term capital expenditure commitments.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first nine months of 2017 is as follows (dollars in millions):

				Payments of	Amortization of
	December 31,	Proceeds from	Payments of	Debt Financing	Debt Issuance Costs	New Capital	September 30,
	2016	Borrowings	Borrowings	Costs	and Premium	Leases	2017
Senior Credit Agreement:
Term Facility	$691.3	$-	$(13.1)	$-	$-	$-	$678.2
Revolving Facility	-	165.0	(165.0)	-	-	-	-
5.5% Senior Notes	1,100.0	-	-	-			1,100.0
5.875% Senior Notes	500.0	-	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	-	500.0
Unamortized debt issuance
costs and premium	(21.9)	-	-	(0.5)	2.9	-	(19.5)
Capital leases and financing
obligations	144.9	-	(3.9)	-	-	4.4	145.4
	$2,914.3	$165.0	$(182.0)	$(0.5)	$2.9	$4.4	$2,904.1

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30,	December 31,	Increase
	2017	2016	(Decrease)
Current portion of long-term debt	$22.2	$22.3	$(0.1)
Long-term debt, net	2,881.9	2,892.0	(10.1)
Unamortized debt issuance costs and premium	19.5	21.9	(2.4)
Total debt, excluding unamortized debt issuance costs and premium	2,923.6	2,936.2	(12.6)
Total LifePoint Health, Inc. stockholders' equity	2,282.0	2,180.4	101.6
Total capitalization	$5,205.6	$5,116.6	$89.0
Total debt to total capitalization	56.2%	57.4%	(120)	bps

Percentage of total debt:
Fixed rate debt	76.8%	76.5%
Variable rate debt	23.2	23.5
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2017,  we had $20.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.    During the third quarter of 2017, we borrowed and subsequently repaid $25.0 million under the Revolving Facility for general corporate purposes.     Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $580.0 million as of September 30, 2017.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of September 30, 2017, the applicable annual interest rate under the Term Facility was 2.99%, which was based on the 30-day adjusted LIBOR of 1.24% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of September 30, 2017.

5.5% Senior Notes

On December 6, 2013 and again on May 12, 2014, we issued in two separate offerings $700.0 million aggregate principal amount and $400.0 million aggregate principal amount, respectively, of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”).  Collectively, the 5.5% Senior Notes mature on December 1, 2021 and bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1.  The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

 5.875% Senior Notes

On December 4, 2015, we issued $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”).  The 5.875% Senior Notes bear interest at the rate of 5.875% per year, payable semi-annually on June 1 and December 1.  The 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

5.375% Senior Notes

On May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”).  The proceeds from this issuance were used to redeem all $400.0 million aggregate principal amount of our then outstanding 6.625% senior notes due October 1, 2020 at a redemption price of 103.313% of principal amount plus accrued and unpaid interest to the redemption date of June 13, 2016.  The remaining proceeds were used for general corporate purposes.  The 5.375% Senior Notes bear interest at the rate of 5.375% per year, payable semi-annually on May 1 and November 1.  The 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.  In June 2017, we completed an offer to exchange new registered 5.375% Senior Notes for the outstanding unregistered 5.375% Senior Notes.  The terms of the new registered 5.375% Senior Notes are substantially identical to the terms of the unregistered Notes, except that the new Notes are registered under the Securities Act of 1933, as amended, and certain transfer restrictions, registration rights and additional interest provisions do not apply.

Liquidity and Capital Resources Outlook

We expect total capital expenditures to be between $475.0 million and $500.0 million for 2017, subject to change as a result of modifications to project scope or timing due to construction delays caused by weather or material shortages. The increase in capital expenditures for 2017 compared to 2016 is largely a result of our various capital commitments in connection with several of our acquired facilities.    As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At September 30, 2017, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,391.4 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

Additionally, at  September 30, 2017, we had uncompleted projects with an estimated additional cost to complete of approximately $449.1 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2017,  there were no material changes in our contractual obligations as presented in our 2016 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had $20.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2017, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,923.6 million, 23.2%, or $678.2 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of September 30, 2017 was 100 basis points higher during the nine months ended September 30, 2017, our net income would have decreased by approximately $3.2 million, or $0.08 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2017. As a result, the interest rate market risk implicit in these investments at September 30, 2017, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”),  DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014 in the Circuit Court of Dallas County, Alabama, alleging that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  These lawsuits, as they pertain to entities affiliated with us, were settled and dismissed in February 2017.

Two putative class action lawsuits were filed in the Circuit Court of Dallas County, Alabama.  The first putative class action lawsuit, filed in November 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  We reached an agreement in principle to settle this lawsuit, and on August 14, 2017, the Court entered an order certifying this class for settlement purposes only and granted the parties’ motion for preliminary approval of settlement.  A fairness hearing to determine whether the settlement is fair, reasonable, and adequate, and whether it should be approved by the Court, is scheduled to be conducted on November 8, 2017.  There can be no assurance that we will complete the settlement, that definitive settlement documentation will be agreed upon by all parties, that the court overseeing the putative class action lawsuit will approve the settlement, or that the final resolution will not materially exceed the amounts previously accrued.

The second putative class action lawsuit, filed in February 2015, sought certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut, and asserted, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  In March 2015, we removed the second class action to the U.S. District Court in Mobile, Alabama which dismissed with prejudice the RICO claims and refused to exercise jurisdiction over the remaining state law claims, and the lawsuit was remanded for further proceedings.  In July 2017, this lawsuit was settled and dismissed as it pertained to entities affiliated with us.

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

The settlements described above were accomplished within the amounts previously accrued for loss contingencies for cardiology-related lawsuits. Additional claims with respect to these matters, including claims involving patients to whom we did not send notice, may be asserted against us or our hospitals.  Any present or future claims that are ultimately successful could result in us and/or our hospitals being found liable, and such liability could be material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2016 (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of our common stock through March 14, 2018.  As of September 30, 2017, we had remaining authority to repurchase $44.6 million in shares in accordance with the 2016 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  We have designated the shares repurchased in accordance with the 2016 Repurchase Plan as treasury stock. Additionally, refer to Note 12 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for information regarding a new stock repurchase plan authorized by our Board of Directors on October 24, 2017.

We repurchased approximately 0.9 million and 2.5 million shares for an aggregate purchase price, including commissions, of $55.4 million and $151.0 million at an average purchase price of $60.31 and $60.13 per share during the nine months ended September 30, 2017 and 2016, respectively.

We redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million and 0.2 million shares vested under these plans for aggregate purchase prices of approximately $6.0 million and $8.0 million during the nine months ended September 30, 2017 and 2016, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2017:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
July 1, 2017 to July 31, 2017	68,986	$66.50	68,986	$75.0
August 1, 2017 to August 31, 2017	255,623	$57.84	255,623	$60.2
September 1, 2017 to September 30, 2017 (a)	276,755	$56.45	276,184	$44.6
Total	601,364	$58.19	600,793	$44.6

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
(Principal Financial Officer)

Date: October 27, 2017