Form 10-K
period 2017-12-31
LIFEPOINT HEALTH, INC.
filed 2018-02-23
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) 2
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2017, was approximately  $1.5 billion.

As of February 16, 2018, the number of outstanding shares of the registrant’s Common Stock was 38,977,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Health, Inc.

PART I

Item 1.  Business.

Overview of Our Company

LifePoint Health, Inc.  a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  Unless the context otherwise requires, LifePoint Health, Inc. and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2017, on a consolidated basis, we operated 71 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,254 licensed beds.  We generate revenues by providing a broad range of general and specialized healthcare services to patients through a network of hospitals and outpatient facilities.  We generated $6,291.4 million, $6,364.0 million and $5,214.3 million in revenues during the years ended December 31, 2017, 2016 and 2015, respectively.

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

We also believe that organic growth is dependent in part on the quality of care provided in our facilities.  The quality of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payers when determining the reimbursement that is paid to our hospitals. We recognize that, in virtually every case, the Centers for Medicare and Medicaid Services (“CMS”) core measure scores and other quality measures ascribed to our hospitals, such as Hospital Consumer Assessment of Healthcare Providers & Systems scores, 30-day readmission rates, patient falls and adverse drug events, are impacted by the practice decisions of the physicians on our hospital medical staffs. As a result, we have implemented strategies to educate and partner with medical staff members to improve scores at our hospitals, especially those that are below our average or below management’s expectation. We are committed to further improving our hospitals’ quality scores through targeted strategies, including increased education and engagement campaigns, clinical decision support tools, subject matter expert facilitation and hospital-specific action plans.

Additionally, in most of our markets, a significant portion of patients who require services available at acute care hospitals leave our markets to receive such care, and patients often prefer to be treated in an outpatient rather than inpatient setting.  We believe this presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies to attract patients, such as adding new service lines and investing in new technologies. We regularly conduct operating reviews of our hospitals to identify new service lines that allow residents of our communities to receive healthcare services closer to home. When such needed service lines are determined, we focus on recruiting the physicians necessary to operate such service lines appropriately. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps to allow more community residents to receive appropriate care close to home, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physician needs for necessary equipment or trained support staff.  Additionally, we are focused on outpatient opportunities, such as ambulatory surgery centers, diagnostic and imaging centers, urgent care centers, radiation and oncology therapy centers, and freestanding emergency care facilities.

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

Opportunities in New Markets

We believe that strategic acquisitions and partnerships can supplement our efforts to achieve organic growth in our existing markets, and in recent years, newly acquired hospitals have accounted for the majority of our growth.  We continue to focus on strategic growth through the acquisition and integration of well-positioned facilities in growing areas of the U.S. where valuations are attractive and we can identify opportunities for improved operating and financial performance through our management and strategic initiatives. We are also focused on developing strategic partnerships with not-for-profit healthcare providers to achieve growth in new regions. We believe that such opportunities remain strong as community hospitals continue to see the benefits of scale and the additional resources available through partnerships with large organizations such as ours. We believe that the additional regulatory burdens imposed by healthcare reform initiatives are also causing healthcare providers to pursue strategic acquisitions and partnerships.

We formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services.  We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals. Since its formation in 2011 and through December 31, 2017, we have completed the acquisition of 14 acute care hospitals and ancillary facilities through Duke LifePoint Healthcare.

We entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Health Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in Kentucky and Southern Indiana.  Since its formation in 2012 and through December 31, 2017, we have completed the acquisition of two acute care hospitals through RHN.

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices served by our hospitals.  Through December 31, 2017, ownership and management of 19  of our home health agencies and 10 of our hospices have been transferred to IHHP over the course of three phases. The transfer of one additional home health agency owned by us is scheduled to be completed in a final phase during the first quarter of 2018, subject to regulatory approvals and customary closing conditions.

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

Additionally, in connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 6.9% equity interest in this group purchasing organization at December 31, 2017.

Operations

We seek to operate our facilities in a manner that positions them to compete effectively and to further our mission of Making Communities Healthier®. The operating strategies of our facilities are determined largely by local leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to: (1) expand the breadth of services offered at our hospitals in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payers; and (5) efficiently leverage resources across all of our hospitals.

As of December 31, 2017, with the exception of Bluegrass Community Hospital (“Bluegrass”) and Miners Medical Center (“Miners”), all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass and Miners participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

During the year ended December 31, 2017, we recorded an increase to our provision for doubtful accounts of $72.6 million, $46.0 million net of income taxes, or $1.13 loss per diluted share, as a result of a change in our accounting estimate of the collectability of accounts receivable.  We are in the process of installing new systems, developing enhanced analytical procedures and updating our estimation processes in order to centralize and standardize our processes for estimating the collectability of these accounts.  In connection with these implementation efforts, we identified additional information which indicated that our current collection estimates might be different from our historical collection estimates. We utilized this new information to further refine our estimation procedures to more precisely estimate the collectability of accounts receivable at a more detailed and disaggregated level.  The change in our estimation procedures of the collectability of our accounts receivable is considered a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Our revenues by payer and approximate percentages of revenues during the years specified below were as follows (in millions):

	2017		2016		2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$2,430.1	38.6%	$2,372.8	37.3%	$1,894.9	36.3%
Medicaid	955.0	15.2	940.5	14.8	855.2	16.4
HMOs, PPOs and other private insurers	2,952.5	46.9	2,996.5	47.0	2,393.5	45.9
Self-pay	797.4	12.7	832.8	13.1	749.0	14.4
Other	128.1	2.0	131.0	2.1	121.8	2.3
Revenues before provision for
doubtful accounts	7,263.1	115.4	7,273.6	114.3	6,014.4	115.3
Provision for doubtful accounts	(971.7)	(15.4)	(909.6)	(14.3)	(800.1)	(15.3)
Revenues	$6,291.4	100.0%	$6,364.0	100.0%	$5,214.3	100.0%

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our revenues before provision for doubtful accounts from Medicare, Medicaid and HMOs, PPOs and other private insurers for the year ended December 31, 2017 represented 38.2%, 15.0% and 46.4% of revenues, respectively, and our provision for doubtful accounts for the year ended December 31, 2017 represented 14.1% of revenues.

Beginning in 2014 and continuing throughout 2017,  primarily as a result of the expansion of Medicaid coverage and an increase in the number of insured individuals as intended by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), our self-pay revenues, as a percentage of overall revenues, began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population.  This shift partially offset trends our facilities have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

Medicare

Our revenues from Medicare were approximately $2,430.1 million, or 38.6% of total revenues for the year ended December 31, 2017. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided.

Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) required reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending which began on April 1, 2013.  The Bipartisan Budget Act of 2015 (“BBA”), extended the 2% reduction in Medicare spending, which was imposed by the BCA, through federal fiscal year (“FFY”) 2025.  The Bipartisan Budget Act of 2018 (the “2018 Act”), which provides approximately $300 billion in discretionary spending sequestration relief for FFYs 2018 and 2019, extends the 2% reduction in Medicare spending through 2027.

Additionally, effective January 1, 2017, the BBA reduced Medicare payments to certain off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015. This will limit our ability to expand the scope and profitability of the outpatient services we offer at off-campus locations.

Finally, reductions in Medicare reimbursement could result from changes to, or the repeal of, the Affordable Care Act, or as a result of the enactment of Medicare reform, deficit reduction, or other legislation.

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

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor each FFY, which begin on October 1 (for example, FFY 2018 began on October 1, 2017). The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.  For FFYs 2018, 2017 and 2016, the hospital market basket index increased 2.7%, 2.7% and 2.4%, respectively.  Generally, however, the percentage increase in the MS-DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals.  In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFYs 2018, 2017 and 2016 were reduced by CMS by 0.75%, 0.75% and 0.20%, respectively.  As also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide productivity.  For FFYs 2018, 2017 and 2016, the productivity adjustment equated to a 0.6%, 0.3% and 0.5% reduction in the market basket increase, respectively.

The MMA required all acute care hospitals to participate in CMS’ Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update.  Beginning in FFY 2015, hospitals that do not participate in the IQR Program receive a one-fourth reduction in their IPPS annual payment update for the applicable FFY.  Our hospitals reported all quality measures required by CMS related to the IQR Program and will receive the full market basket update through FFY 2018. In addition, hospitals that are not meaningful electronic health record (“EHR”) users are also subject to an additional 75% reduction of the hospital market basket increase.

On October 1, 2007, CMS replaced the previously existing 538 diagnosis related groups with 745 MS-DRGs. The MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients.  ATRA required CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system that had not otherwise been recaptured.  In FFYs 2014, 2015 and 2016, CMS applied (0.8%) adjustments as part of the recovery process required by ATRA, and it applied a (1.5%) adjustment in FFY 2017 to recover the remaining outstanding amount. CMS had previously indicated that the reductions required by ATRA would be fully restored in FFY 2018.  However, under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), those reductions will be restored in 0.5% increments over a six year period from FFY 2018 through FFY 2023, which will result in a cumulative 3.0% increase in rates, which is less than the 3.9% reduction that was imposed by CMS in FFYs 2014 through 2017. In addition, the 21st Century Cures Act (the “Cures Act”) further reduces the restoration for FFY 2018 from 0.5% to 0.4588%.

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

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	MS-DRG	Capital
	Payments	Payments
2017	$760.3	$58.3
2016	$765.1	$58.3
2015	$631.0	$47.1

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is equal to the sum of the percentage of Medicare inpatient days (including Medicare Advantage inpatient days) attributable to patients eligible for both Medicare Part A and Supplemental Security Income (SSI) (including patient days not covered under Medicare Part A and patient days in which Medicare Part A benefits are exhausted), and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. The Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.  The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65, and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period. The IPPS final rule for FFY 2018 established the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2018 at approximately $6.8 billion, up from $6.0 billion in FFY 2017.  Medicare DSH payments received in the aggregate by our hospitals for 2017, 2016 and 2015 were approximately $61.4 million, $66.2 million and $66.4 million, respectively.

“Two-Midnight Rule”

In the Medicare program’s IPPS final rule for FFY 2014, CMS issued the Two-Midnight Rule, which revised CMS’ longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. The Two-Midnight Rule originally provided, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation.

On July 8, 2015, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2016, CMS, announced changes in how it would educate providers about and enforce the Two-Midnight Rule. In the proposed rule, CMS stated that effective as of October 1, 2015, Beneficiary and Family Centered Care Quality Improvement Organization contractors (“BFCC-QIOs”) would assume responsibility for conducting initial patient status reviews of providers to determine the appropriateness of Medicare Part A payment for short stay inpatient hospital claims.  Under the new strategy, recovery audit contractor (“RAC”) reviews of short inpatient stays would be limited to hospitals that have been referred to the RAC by a BFCC-QIO as exhibiting consistent non-compliance with Medicare payment policies, including high denial rates and consistently failing to adhere to the Two-Midnight Rule or failing to improve their performance after BFCC-QIO educational intervention.

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

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for CYs 2018, 2017 and 2016 were $78.636, $75.001 and $73.725, respectively, after the inclusion of the reductions (1.35% for CY 2018, 1.05% for CY 2017 and 0.7% for CY 2016), that were required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDR Program”). Hospitals that do not satisfy the reporting requirements of the HOPQDR Program are subject to a reduction of 2.0% in their annual payment update under the OPPS.  Our hospitals reported all quality measures required by CMS for the HOPQDR Program and will receive the full market basket update through CY 2018.

Effective as of January 1, 2017, Section 603 of the BBA limits OPPS reimbursement for items and services that are furnished by certain off-campus outpatient provider-based departments (“off-campus PBDs”) of hospitals.  CMS included several provisions implementing Section 603 in the OPPS final rule for CY 2017.  Under the final rule, CMS will continue to make OPPS payments to off-campus PBDs that were billing Medicare as hospital departments under the OPPS prior to November 2, 2015 (“grandfathered PBDs”).  However, grandfathered PBDs will generally not be able to relocate, and CMS has indicated that it intends to monitor service line growth at grandfathered PBDs and that it may adopt limitations on the expansion of such service lines in the future.  In addition to grandfathered PBDs, CMS will also continue to reimburse all items and services that are furnished in a “dedicated emergency department” of a hospital, as such term is defined for the purposes of the Emergency Medical Treatment and Active Labor Act (“EMTALA”), regardless of whether the items and services are emergency items and services, and all items and services that are furnished in off-campus PBDs that are located within 250 yards of a remote location of a hospital, which is a facility that is either created or acquired by a hospital for the purpose of furnishing inpatient hospital services under the name, ownership, and financial and administrative control of the hospital, under the OPPS.  For CY 2018, all items and services not provided at a grandfathered or otherwise excepted off-campus PBD will generally be paid by CMS under Medicare physician fee schedule (“PFS”) rates that are approximately 40% of the applicable OPPS rate.  CMS has indicated that for CY 2019 and future years, it intends to examine claims data to determine whether additional adjustments are appropriate in light of CMS’ goal of attaining site neutral payments.

On December 14, 2017, as part of the OPPS final rule for CY 2018, CMS finalized a change to the payment rate for certain Medicare Part B drugs purchased by hospitals through the 340B Drug Pricing Program (the “340B Program”).  The 340B Program allows certain non-profit and governmental hospitals and other healthcare providers to obtain substantial discounts on covered outpatient drugs (prescription drugs and biologics other than vaccines) from drug manufacturers. Under the final rule, CMS will pay for separately reimbursable, non-pass through drugs and biologicals (other than vaccines) purchased through the 340B Program at the average sales price (“ASP”) minus 22.5% rather than ASP plus 6%.  CMS has estimated that this change will reduce Medicare payments for drugs and biologicals by $1.6 billion in CY 2018.  To maintain budget neutrality, CMS is implementing an offsetting increase in the conversion factor for non-drug items and services for all hospitals, including those not eligible to participate in the 340B program, across the OPPS. CMS has indicated that it may revisit this policy change for CY 2019, and litigation has been filed to stop the announced 340B Program payment rate changes from becoming effective.  We cannot predict whether CMS will make any additional changes to the methodology that it uses to pay for Medicare Part B drugs purchased by hospitals through the 340B Program or whether the litigation that has been filed against the 340B Program payment changes that CMS has implemented for CY 2018 will be successful.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare
APC Payments
2017	$559.1
2016	$544.2
2015	$427.7

Medicare Dependent and Low Volume Hospital Programs

On April 16, 2015,  MACRA was enacted.  Among other things, MACRA extended the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year, through September 30, 2017.    The 2018 Act, which was enacted on February 9, 2018, extended both of these programs through FFY 2022.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that follow reasonable collection efforts and remain unpaid by Medicare beneficiaries can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the Medicare administrative contractor from the prior cost report filing.

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $29.9 million, $29.8 million and $25.9 million for 2017, 2016 and 2015, respectively.

Physician Services

Physician services are reimbursed under the PFS, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount had historically been multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The SGR generally resulted in significant reductions to payments made under the PFS, and Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, MACRA was enacted into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of CY 2015. PFS payment rates were increased by an additional 0.5% for CYs 2016, 2017 and 2018 and, after the adoption of the 2018 Act will be increased by 0.25% for CY 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through the Qualifying Payment Program (“QPP”) and participation in either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $955.0 million, or 15.2% of total revenues for the year ended December 31, 2017. Included in these payments are DSH and other supplemental payments received under various state Medicaid programs.  For 2017, 2016 and 2015, our revenues attributable to DSH and other supplemental payments were approximately $258.3 million, $236.7 million and $206.3 million, respectively.  The increase in revenues from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs; however, we anticipate that there will be a reduction in such payments in 2018.

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

Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs.  Additionally, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility and provider payments.  If implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.  Such efforts to modify or reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.

In addition to potential changes in the way the federal government funds the Medicaid program, CMS also recently issued new guidance permitting states to require work and/or community engagement for certain Medicaid beneficiaries. CMS has indicated that it issued the new guidance in response to numerous state requests to test programs through Medicaid demonstration projects under which work or participation in other community engagement activities, such as skills training, education, job searches, volunteering, or caregiving, would be a condition for Medicaid eligibility for able-bodied, working age adults and that the guidance is intended to help states design work and community engagement demonstration projects that promote the objectives of the Medicaid program and are consistent with federal statutory requirements.  Under the guidance, states seeking to add work and community engagement requirements to their Medicaid programs would generally be required to, among other things, provide exceptions for children, pregnant women, disabled adults, elderly beneficiaries and medically frail individuals, develop strategies to assist their Medicaid beneficiaries in satisfying the work and community engagement requirements that may be imposed, and link Medicaid beneficiaries to additional resources for job training.  The guidance also indicates that to the extent a state Medicaid program requests a waiver to implement work and community engagement requirements, it should attempt to align those requirements with the work and community engagement standards that are currently utilized in the Supplemental Nutrition Assistance and Temporary Assistance for Needy Family Programs.

On January 12, 2018, CMS approved a demonstration waiver for the Kentucky Medicaid program based on the criteria set forth in CMS’ new work and community engagement guidance.  Under the waiver, the Kentucky Medicaid program would, among other things, require most able-bodied, working-age adults who obtained their Medicaid coverage as a result of the expansion of the Kentucky Medicaid program under the Affordable Care Act to work or otherwise be engaged in their communities for 20 hours per week, require certain adult Medicaid beneficiaries to pay monthly premiums that are based on income in lieu of copayments, and impose coverage lock-outs for adult Medicaid beneficiaries who fail to timely renew their enrollment in or report changes that impact their eligibility for the Kentucky Medicaid program. The changes authorized under the demonstration waiver are scheduled to be implemented by July 2018, and the Kentucky Medicaid program has estimated that the changes and new requirements will result in approximately 95,000 fewer people being enrolled in Medicaid over the course of the five year project due to the disenrollment of beneficiaries who fail to satisfy the new requirements and the shift of beneficiaries to commercial coverage that is provided by their employer. On January 24, 2018, a lawsuit was filed in the District Court for the District of Columbia challenging the authority of CMS to allow the Kentucky Medicaid program to impose work and community engagement or income based requirements on its beneficiaries.  CMS recently granted a similar waiver to the Indiana Medicaid program, and at least eight other states, including Arizona, Kansas, North Carolina, Utah, and Wisconsin, where the Company has facilities have similar waiver requests pending before CMS.  We cannot predict whether CMS will grant any additional Medicaid demonstration waivers that include work and community engagement requirements or the impact that any such demonstration waivers will have on coverage for the patients seeking care at our hospitals in Kentucky, Indiana or any other state. We also cannot predict whether the legal challenge that has been initiated against the Kentucky demonstration waiver will be successful or whether any legal challenges will be initiated against the Indiana demonstration waiver or any other similar demonstration waivers that may be granted by CMS.

Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

Proposed Budget

On February 12, 2018, President Trump released his proposed budget for FFY 2019 (the “Proposed Budget”). While the Proposed Budget does not contain any direct cuts to the Medicare program, it does contain a number of proposals that would reduce Medicare expenditures by approximately $494 billion over the next 10 years.  Among other things, the Proposed Budget would reduce Medicare coverage of bad debts, modify Medicare payments to hospitals for uncompensated care, reduce reimbursement for services provided at all hospital off-campus departments to the PFS rate, convert federal funding for the Medicaid program to block grants or amounts that are subject to a per capita cap, and extend Medicaid DSH reductions through FFY 2028. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

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

HMOs, PPOs and Other Private Insurers

In addition to government programs, our facilities are reimbursed by differing types of private payers including HMOs, PPOs, other private insurance companies and employers. Also included in this category are the patient responsibility portions for co-payment and deductible obligations under these programs. Our revenues from HMOs, PPOs and other private insurers were approximately $2,952.5 million, or 46.9% of total revenues for the year ended December 31, 2017.  Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services or accept fixed, pre-determined fees for our services. These discounted arrangements often limit our ability to increase charges or revenues in response to increasing costs. We actively negotiate with these payers in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payer with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  We expect this trend to continue in the coming years.

Self-pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $797.4 million, or 12.7% of total revenues for the year ended December 31, 2017. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care.  We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment that is more costly to provide and, therefore, results in higher billings.  Beginning in 2014 and continuing throughout 2017, our self-pay revenues, as a percentage of overall revenues, have decreased due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population which primarily has been a result of the Affordable Care Act and the expansion of Medicaid coverage in certain of the states in which we operate. This shift partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay	Charity Care	Combined
	Revenues	Write-Offs	Total
2017	$797.4	$116.6	$914.0
2016	$832.8	$129.1	$961.9
2015	$749.0	$89.3	$838.3

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  Our provision for doubtful accounts had the effect of reducing revenues by $971.7 million, or 15.4% of revenues, for the year ended December 31, 2017. When adjusted to exclude the $72.6 million increase recorded to our provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our provision for doubtful accounts for the year ended December 31, 2017 was $899.1 million, or 14.1% of revenues. Refer to Note 1 to our consolidated financial statements included elsewhere in this report for a more detailed discussion of this matter. Prior to 2014, our provision for doubtful accounts as a percentage of revenue increased steadily year over year as a result of increases in our self-pay revenues.  Beginning in 2014 and continuing throughout 2017, our self-pay revenues have decreased as a percentage of overall revenues as discussed above.

We have an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that we utilize include, but are not limited to, historical cash collection experience, revenue trends by payer classification and revenue days in accounts receivable.

Health Care Reform

The Affordable Care Act, which became federal law in 2010, dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare by, among other things, requiring most Americans to obtain health insurance (the “individual mandate”), providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.  The Affordable Care Act also includes certain reductions in Medicare spending, such as negative adjustments to the IPPS and OPPS market basket updates, the revision of annual inflation updates and other cost-containment measures, including planned payment reductions.  Since 2010, we have expended substantial cost and effort to prepare for and comply with the Affordable Care Act, which has been implemented on a rolling basis.

On January 20, 2017, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer.

On October 12, 2017, President Trump issued another executive order related to the Affordable Care Act that is intended to promote choice and competition in the health insurance marketplace and, among other things, requires the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance that would expand access to health insurance coverage by allowing more employers to form association health plans that would be allowed to provide coverage across state lines, increasing the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increasing the availability and permitted use of health reimbursement arrangements.

In addition to the executive orders, a number of bills have been introduced in Congress that would repeal the Affordable Care Act and would replace it with varying health coverage plans, including plans that would allow insurers to sell health insurance across state lines, allow the use of health savings accounts (“HSAs”) without a high-deductible plan, or give states the option to either keep the coverage framework created by the Affordable Care Act (e.g., expanded Medicaid, individual subsidies, and insurance exchanges) or utilize the increased federal funding that was intended to be provided by the federal government under the Affordable Care Act to create HSAs for low-income individuals and allow such individuals to use their HSAs to purchase health insurance. None of those bills have been adopted, and we cannot predict whether the Affordable Care Act will be repealed, replaced, or materially modified by Congress.  In addition, if the Affordable Care Act is repealed, replaced, or materially modified, we cannot predict what the replacement plan or modifications would be, when any such replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

On December 22, 2017, President Trump signed tax reform legislation into law. In addition to overhauling the federal tax system, the legislation also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. The Congressional Budget Office (“CBO”) has estimated that the repeal of the penalties associated with the individual mandate would result in four million fewer people having health insurance in 2019, 13 million fewer people having health insurance in 2027 and a 10% increase in the average premiums in the non-group health insurance market in most years of the next decade. The CBO has, however, also stated that the non-group insurance markets would continue to be stable in almost all areas of the country during that period of time. We cannot predict the impact that the repeal of the penalties associated with the individual mandate will have on the number of uninsureds or the cost and availability of health insurance.

In addition to the legislative efforts and administrative actions to repeal, replace, or modify the Affordable Care Act, there have been and will likely continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2014, the U.S. House of Representatives (the “House”) filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”). In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose. The District Court’s ruling is being appealed, and the U.S. Court of Appeals for the District of Columbia Circuit has allowed a coalition of 16 state attorneys general to intervene in the proceedings. On October 13, 2017, the Department of Justice (the “DOJ”) announced in court filings related to the appeal that the Department of Health and Human Services (“HHS”) was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Eighteen states and the District of Columbia have filed a lawsuit in the U.S. District Court for the Northern District of California seeking to have the cost sharing reduction payments to insurers restored, and members of Congress have announced various plans that would restore the cost sharing reduction payments to insurers for a period of two years. On December 15, 2017, the parties to the House lawsuit announced that they had reached a conditional settlement that would essentially dismiss the lawsuit in light of the fact that the cost sharing reductions were no longer being made. We cannot predict whether the U.S. Court of Appeals for the District of Columbia Circuit will approve the settlement agreement, the outcome of the new litigation that has been filed relating to the cessation of HHS’ cost sharing reduction payments to insurance companies, whether the cost sharing reduction payments will be authorized by Congress, or the impact that the cessation of HHS’ cost sharing reduction payments will have on the premiums that are charged by insurers or the number of insurers who offer health insurance coverage through the Exchanges.

Unless specifically stated otherwise, our summary of provisions of the Affordable Care Act throughout the remainder of this section and elsewhere in this report are based on the law as currently in effect.

Expanded Coverage

Based on original CBO and CMS estimates, by 2019, the Affordable Care Act was originally expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms.  However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional and indicated that three million fewer individuals would have coverage as a result of the decision.  For 2017, the CBO has estimated that while 10 million people had coverage through the health insurance marketplaces, one million people had coverage from state basic health programs and 13 million people had coverage through Medicaid and the Children’s Health Insurance Program (“CHIP”) due to the Affordable Care Act, approximately 28 million people still remained uninsured.  The CBO has also estimated that the number of uninsured individuals will remain relatively unchanged at 28 to 31 million individuals from 2017 to 2027, but it has indicated that the repeal of the individual mandate could result in an additional four million uninsured individuals in 2019 and an additional 13 million uninsured individuals by 2027.  Beginning in 2014 and continuing throughout 2017, primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement. Additionally, we cannot predict the impact of the cessation of cost sharing reduction payments, the repeal of the individual mandate or any other modifications to the Affordable Care Act that may be adopted.

Medicaid Expansion

The primary public program coverage expansion has occurred through changes in Medicaid, and to a lesser extent, expansion of CHIP. The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Affordable Care Act materially changed the requirements for Medicaid eligibility. As originally enacted, commencing January 1, 2014, the Affordable Care Act essentially required all state Medicaid programs to provide Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”).  In addition, the Affordable Care Act also required states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility would effectively be extended to those with incomes up to 138% of the FPL. To offset the cost of the Medicaid program’s expansion, the Affordable Care Act authorized the federal government to provide states with “matching funds” (referred to as “Enhanced FMAP”) to cover the costs of covering the newly eligible individuals. Beginning in 2014, states began receiving an Enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The Enhanced FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% in 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.  The CBO has estimated that the new eligibility requirements expanded Medicaid and CHIP coverage by an estimated 13 million individuals in 2017, with a disproportionately large percentage of the new Medicaid coverage likely to be in states that currently have relatively low income eligibility requirements.

In 2012, the U.S. Supreme Court held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  As a result, the expansion of the Medicaid program to all individuals under 65 years old with incomes at or under 133% of the FPL became optional.  CMS has stated that there is no deadline for states to determine whether they will expand their Medicaid programs and has indicated that if a state does decide to expand its Medicaid program, it may also decide to drop the expanded coverage at a later date.  While the U.S. Supreme Court’s decision has resulted in fewer individuals being covered by the Medicaid and CHIP programs, it is unclear how many states will ultimately elect to implement the Medicaid expansion particularly in light of the possible repeal and replacement of the Affordable Care Act.  At December 31, 2017, only ten of the states in which we operate have decided to implement expansions to their Medicaid programs.  Accordingly, some low-income persons in states that have not expanded Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, CMS recently approved demonstration waivers for the Kentucky and Indiana Medicaid programs that, among other things, would require most able-bodied, working age adults who are Medicaid beneficiaries to work or otherwise be engaged in their communities for 20 hours per week and certain adult Medicaid beneficiaries to pay monthly premiums that are based on the beneficiary’s income.  At least eight other states, including some in which the Company has facilities, have similar demonstration program waiver requests pending before CMS.  Therefore, we are unable to predict the future impact of the Medicaid expansion on our business model, financial condition or result of operations.

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

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. For individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. To facilitate the purchase of health insurance by individuals and small employers, each state was required to establish an Exchange by January 1, 2014. Based on CBO estimates, approximately 10 million individuals obtained their health insurance coverage through an Exchange in 2017. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to a statutory maximum. The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Any benefits to us from the expansion of private sector coverage depend in large part on our success in contracting with payers whose policies are listed on the Exchanges.  We currently have contracts with Exchange payers in every state in which we operate, and the reimbursement rates paid under those contracts generally are comparable to that paid to us by other private payers.

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

The Affordable Care Act provides for a number of types of annual reductions in the market basket. One is a general reduction of a specified percentage each FFY extending through 2019 as follows: FFY 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

Another type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. The market basket updates for FFYs 2018, 2017 and 2016 were reduced by 0.6%, 0.3% and 0.5%, respectively, as a result of this productivity adjustment.

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

Outpatient Market Basket and Productivity Adjustment

Hospital outpatient services paid under OPPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Affordable Care Act summarized above as the general reduction for the IPPS — e.g., 0.75% in CY 2018 — are the same for the OPPS.

Medicare and Medicaid Disproportionate Share Hospital Payments

The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Affordable Care Act, beginning in FFY 2014, Medicare DSH payments were reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. CMS estimates that Medicare DSH payments and additional payments for uncompensated care made to hospitals in FFY 2018 will be increased overall by approximately $800 million as compared to the Medicare DSH payments and uncompensated care payments distributed to hospitals in FFY 2017.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. As originally enacted, the Affordable Care Act reduced funding for the Medicaid DSH hospital program in FFYs 2014 through 2020. In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (the “Tax Relief Act”) and the ATRA provide for additional Medicaid DSH reductions in FFYs 2021 and 2022. However, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) repealed the Medicaid DSH reductions that were set to become effective in FFY 2014 and delayed the Medicaid DSH reductions that were set to become effective in FFY 2015 until FFY 2016. It also increased the Medicaid DSH reductions that were to become effective in FFY 2016 and extended Medicaid DSH reductions through FFY 2023. The Protecting Access to Medicare Act of 2014 (“PAMA”) and MACRA further delayed the Medicaid DSH reductions required by the Affordable Care Act that were scheduled to become effective in FFY 2016 to FFY 2018 and extended those reductions through FFY 2025.  Most recently, the 2018 Act eliminated the Medicaid DSH reductions that were to become effective in FFYs 2018 and 2019 and increases the Medicaid DSH reductions that are scheduled to take effect in FFYs 2021 through 2023.  The cumulative effect of those acts is to reduce funds for the Medicaid DSH hospital program in FFYs 2020 through 2025 by the following amounts: 2020 ($4 billion); 2021 ($8 billion); 2022 ($8 billion); 2023 ($8 billion); 2024 ($8 billion); and 2025 ($8 billion).

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The Medicare Shared Savings Program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. As of December 2017, approximately 640 ACOs had been established to participate in the Medicare Shared Savings Program, the Next Generation ACO Model and the comprehensive End-Stage Renal Disease Care Model, and additional ACOs are being established by private payers.  The Company does not currently participate in many ACOs.

Bundled Payment Pilot Programs

The Affordable Care Act created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. In addition, the Affordable Care Act required HHS to establish a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Affordable Care Act also provides for a bundled payment demonstration project for Medicaid services.

In November 2015, CMS published a final rule that created a new payment model, called the Comprehensive Care for Joint Replacement Model (“CJR Model”), that will test, for a five year period, whether bundled payments to acute care hospitals for episodes of care for lower-extremity joint (hip or knee) replacement reduce Medicare expenditures while preserving or enhancing the quality of care for Medicare beneficiaries.  Under the CJR Model, the hospital in which the lower extremity replacement or other procedure takes place will be accountable for the costs and quality of related care from the time of the surgery through 90 days after hospital discharge, which will be considered to be the “episode” of care.  Depending on the hospital’s quality and cost performance during the episode, the hospital will either receive an additional payment from Medicare or will be required to repay Medicare for a portion of the episode spending.  The CJR Model was originally scheduled to be implemented in 67 metropolitan statistical areas (“MSAs”), including some MSAs in which our facilities are located, but CMS has since made participation in the CJR Model voluntary for providers in 33 of those 67 MSAs.

On December 20, 2016, CMS released a final rule that, among other things, would expand the existing CJR Model to certain hip surgeries and would create a new bundled payment model for cardiac care. However, on November 30, 2017, CMS announced that it was cancelling the hip surgery and cardiac bundled payment models and that going forward, it expected to increase opportunities for providers to participate in voluntary initiatives rather than large mandatory bundled payment models.  We cannot predict what voluntary initiatives CMS may establish in the future.  The Company does not currently participate in many bundled payment programs.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand.  As of December 31, 2017, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

Impact of the Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities who have either private or public program coverage.  It is difficult to predict with great precision the timing or size of positive or negative impacts on revenue as a result of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	the elimination of the penalties associated with the individual mandate;
•	the cessation of cost sharing reduction payments to insurers;
•	the possibility that the Affordable Care Act will be repealed and/or replaced or further modified by Congress;
•

even if the Affordable Care Act is not repealed, replaced or further modified, the level of disruption that may be caused by continuing legal challenges and other efforts to delay, block or eliminate specific provisions of the Affordable Care Act, including the outcome of litigation relating to the use of federal funds for cost sharing reductions provided to certain individuals who purchase insurance through the Exchanges;

•	how many previously uninsured individuals will ultimately obtain coverage as a result of the Affordable Care Act;
•	what percentage of the future newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states impose work and community engagement and/or premium requirements on their Medicaid beneficiaries;
•	the number of states that ultimately elect to expand their Medicaid programs and when that expansion occurs;
•	whether any states that have expanded their Medicaid programs will scale back such expansion through the imposition of work or premium requirements or otherwise as the Enhanced FMAP is reduced;
•	the extent to which states will enroll any new Medicaid participants in managed care programs;
•	the rates charged by private payers for insurance purchased on the Exchanges;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
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

Additionally, since 53.8% of our revenues in 2017 were from Medicare and Medicaid, collectively, the reductions in Medicare and Medicaid reimbursement and in the growth of spending by the Medicare and Medicaid programs that are contemplated by the Affordable Care Act will significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict with great precision the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

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

Because of the many variables involved, we are unable to predict the future effect on the Company of the expected increases or decreases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally, it is unclear how many states will ultimately implement the Medicaid expansion, whether the Medicaid program will be reformed, or whether the Affordable Care Act will be repealed, replaced or further modified.  Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the future impact of the Affordable Care Act on our business model, financial condition or result of operations.

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

In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, exemptions from sales, property and income taxes, and participation in the 340B Program. In certain states, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so.

We also face increasing competition from specialized care providers, including freestanding emergency departments and outpatient surgery, oncology, physical therapy, diagnostic and urgent care centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Physician competition also has increased as physicians, in some cases, have become equity owners in surgery centers and outpatient diagnostic centers to which they refer patients. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers.

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

We also recruit physicians to the communities in which our facilities are located. The types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal physician self-referral law (Stark law), the Anti-kickback Statute, state anti-kickback and physician self-referral statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2017 than at the end of 2016.  When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue.

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

Employees

At December 31, 2017, we had over 42,000 employees.  The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our facilities.  We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans.  Approximately 1,100 of our employees are subject to collective bargaining agreements.  We consider our employee relations to be generally good.  Some of our facilities experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2017, with the exception of Bluegrass and Miners, all of our hospitals were accredited by the Joint Commission.

Utilization and Claim Review

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

In addition to utilization reviews, CMS has also adopted a nationwide claim review and provider education program known as the Targeted Probe and Educate (“TPE”) program, which is intended to reduce errors in the claims submission process and focuses on items and services that pose the greatest risk to the Medicare program or that have a high national error rate. Under the TPE program, Medicare administrative contractors (“MACs”, and each individually, a “MAC”) use data analysis to identify providers who, for a particular item or service, have high claim denial rates or billing practices that vary significantly from their peers.  Once a provider has been identified, the MAC reviews between 20 and 40 of the provider’s claims for the item or service and, if issues are noted, offers the provider an individualized education session that is based on the results of the review. The provider is then generally given 45 days to improve its systems and processes, and, after that period has ended, the MAC conducts another review of the provider’s claims. If additional issues are identified, the provider is given the opportunity for another education session. Providers are typically given three rounds of review and education before being referred to CMS for further action, such as pre-payment or RAC review.

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

The Office of Inspector General (“OIG”) of HHS is responsible for identifying fraud and abuse activities in government healthcare programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the Anti-kickback Statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:

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

The Stark law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if those entities provide certain “designated health services” unless an exception applies. The Stark law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires entities to refund amounts received for items and services provided pursuant to a prohibited referral on a timely basis.  “Designated health services” include, among other things, inpatient and outpatient hospital services, laboratory services and radiology services.  A violation of the Stark law may result in (i) a denial of payment, (ii) civil monetary penalties of up to $24,253 for each violation and $161,692 for circumvention schemes, and (iii) exclusion from participation in the Medicare and Medicaid programs and other federal programs.  In addition, violations of the Stark law could also result in penalties under the federal False Claims Act. In accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 (the “2015 Act”), the civil monetary penalties assessed after August 1, 2016 for violations of the Stark law occurring after November 2, 2015, were subject to an initial “catch-up” adjustment in 2016 and are subject to annual adjustments for inflation thereafter.

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

Federal False Claims Act

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government and failing to refund identified overpayments received from the government.  The federal False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act.  The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government.  These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years.  When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.  If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $11,181 to $22,363 for each separate false claim.  In accordance with the requirements of the 2015 Act, the civil monetary penalties for violations of the False Claims Act are also subject to annual adjustments for inflation. The government and whistleblowers have used the federal False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

Changes in the Regulatory Environment

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) expanded the scope of the federal False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and broadening protections for whistleblowers.  In addition, the Affordable Care Act made several significant changes to healthcare fraud and abuse laws, including providing additional enforcement tools to the government, increasing cooperation between agencies by establishing mechanisms for the sharing of information and enhancing criminal and administrative penalties for non-compliance. For example, the Affordable Care Act (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) requires providers to adopt compliance programs that meet certain specified requirements as a condition of their Medicare enrollment.  The Affordable Care Act also expanded the scope of the False Claims Act to cover payments in connection with the Exchanges if those payments include any federal funds and provides that claims submitted in connection with patient referrals that result from violations of the Stark law or the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act.

In addition to the changes mentioned above, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.  On February 11, 2016, CMS published a final rule that provides clarification around the meaning of overpayment identification and generally establishes a six year lookback period for Medicare Part A and Part B providers and suppliers. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments, accurately prepare cost reports and timely resolve credit balances.  In light of the provisions of FERA and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of healthcare providers have self-reported potential violations of law, including technical violations of certain fraud and abuse laws, and refunded overpayments to avoid incurring fines and penalties.  It is likely such refunds and voluntary disclosures will continue in the future, and we will make such refunds and disclosures in accordance with the law.  Finally, the 2015 Act requires each agency, including HHS and the DOJ, to make annual inflation adjustments to civil monetary penalty amounts, including those that may be assessed under the Stark law and False Claims Act, based on updates to the Consumer Price Index or a lesser amount if the agency involved determines that increasing the civil monetary penalty amount by the Consumer Price Index would have a negative economic impact or the costs of the increase outweigh the benefits.

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

Emergency Medical Treatment and Active Labor Act

All of our facilities are subject to the EMTALA. This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment.  Off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments or otherwise do not treat emergency medical conditions are not generally subject to the EMTALA.  They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under the EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced the EMTALA and has indicated that it will continue to do so in the future.  Although we believe that our hospitals comply with the EMTALA, we cannot predict whether CMS will implement new requirements in the future and, if so, whether our hospitals will comply with any new requirements.

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

Violations of the HIPAA regulations may result in criminal penalties and a range of civil penalties of up to $55,910 per violation with a maximum civil penalty of $1,677,299 for violations of the same requirement in a calendar year. The civil monetary penalties are subject to annual inflation adjustments required by the 2015 Act. In addition, state attorneys general are authorized to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to HIPAA violations that affect their state residents. HHS has the discretion in many cases to resolve HIPAA violations through informal means without the imposition of penalties. However, the HIPAA privacy, security and breach notification regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. We expect increased enforcement of the HIPAA regulations. HHS began phase II of its HIPAA audit program in early 2016, which consists of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and is intended to focus on compliance with the HIPAA privacy, security and breach notification rules.  HHS officials have indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our facilities will be selected for any future audit or the results of any such audit.

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

Risk Management and Insurance

Given the nature of our operating environment, we are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention (“SIR”) and deductible levels. Our SIR for professional liability claims is $5.0 million per claim at December 31, 2017 with a $5.0 million inner aggregate. Additionally, we participate in state specific professional liability programs in Indiana, Kansas, New Mexico, Pennsylvania and Wisconsin. Our deductible for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.  Our SIR and deductible levels are evaluated annually as a part of our insurance program’s renewal process.

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

Our revenues will decline if the federal government reduces payments made by the Medicare program to healthcare providers or its funding of the Medicaid program or if states reduce the coverage and/or funding of their Medicaid programs.

In 2017, we derived 53.8% of our revenues from the Medicare and Medicaid programs, collectively. Numerous factors could materially decrease, or delay timing of, Medicare and Medicaid payments to our facilities.  These factors include reduction in payments for services, adverse determinations concerning patient and provider eligibility, the method of calculating reimbursements and requirements for utilization review.  Furthermore, the Affordable Care Act, as amended by the Pathway Act and PAMA, the Tax Relief Act and the ATRA provide for material scheduled reductions in the growth of Medicare and Medicaid program spending, including reductions in market basket updates and DSH funding.

In recent years, we have benefited from the expansion of Medicaid under the Affordable Care Act.  However, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.  In addition, CMS has recently approved demonstration waivers for the Kentucky and Indiana Medicaid programs that, among other things, impose work or community engagement and income based premiums on certain adult Medicaid beneficiaries and at least eight other states, including some in which the Company has facilities, have similar waiver requests pending before CMS.  Also, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.

We expect that efforts to impose greater discounts and more stringent cost controls and beneficiary requirements by government payers will continue, thereby reducing the payments we receive for our services and possibly reducing the number of individuals eligible for such programs.  If reimbursement from Medicare and/or Medicaid is reduced, or if the scope of services covered by Medicare and Medicaid is limited, there could be a material, adverse effect on our revenues and results of operations.

Changes in the payer mix of patients, reimbursement methodologies, consolidation among commercial insurance companies and shifts to insurance plans with narrow networks, high deductibles or high co-payments could adversely affect our revenues and results of operations.

The amounts we receive for services provided to patients are determined by a number of factors, including the payer mix of our patients and the reimbursement methodologies and rates utilized by our patients.  In recent years, we have seen shifts of patients from commercial and private insurance to Medicare and Medicaid programs and from “traditional” fee-for-service Medicare and Medicaid programs to “managed” Medicare and Medicaid programs.  Reimbursement rates are generally lower for Medicare and Medicaid beneficiaries than they are for patients whose treatment are covered by commercial and private insurance and for managed Medicare and Medicaid beneficiaries than they are for traditional Medicare and Medicaid beneficiaries. However, we also experience payer mix pressures as aging populations in our non-urban communities shift from commercial insurance programs to Medicare or managed Medicare programs.  Our revenues and results of operations may be adversely affected by these shifts.

In addition, payments from HMOs, PPOs, insurance companies, employers and other private payers are the result of negotiated rates.  The healthcare industry has experienced a trend of consolidation among commercial insurance companies, resulting in fewer but larger insurance companies that have significant bargaining power, given their market share.  As a result, payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided.  This includes moving away from a percent of charge payment structure to a fixed payment, which typically reduces our reimbursement rate and limits our ability to raise prices going forward. In addition, other healthcare providers, including some with greater financial resources, greater geographic coverage or a wider range of services, may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us.

Additionally, commercial insurance plans and plans provided through the Exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices and impose increased financial liability on beneficiaries who use certain tiers of providers.  These payers may also restrict or exclude our facilities and employed physicians from participation in their networks.  The increased utilization of narrow and tiered networks has increased the bargaining power of commercial insurance companies and the potential adverse impact of ceasing to be a contracted provider with any such insurer.

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

We may be unable to timely and effectively integrate facilities that we acquire with our ongoing operations and to achieve the anticipated financial results and synergies from such acquisitions, individually or in the aggregate. Many of the facilities we have acquired had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. It may take longer than anticipated to improve the operating margins or effectively integrate the operations of our acquired facilities, and we may not be able to make such improvements or integrate effectively at the levels we expect, which could adversely impact our financial results.  Additionally, we may experience delays in reimbursement from governmental and third-party payers as a result of the change of ownership of our acquired facilities.

In addition to improving operating performance, we must integrate complex information, compliance, accounting and operational procedures and systems and internal controls over financial reporting of acquired facilities into our existing systems and internal controls. While we devote a significant amount of employee and management resources on these integrations, we also rely heavily on third parties for systems integration. Our efforts to integrate new facilities, including causing those third parties to convert our newly acquired facilities’ systems, may fail or be significantly delayed. Failure to timely and effectively integrate or convert any of these systems could cause business interruption, affect physician and staff morale and our ability to accurately manage accounting, clinical, compliance and operational functions.

We typically retain and rely on existing local management teams at newly acquired facilities to implement changes to operating procedures and systems.  Integrating local management teams can involve cultural and systems challenges that may demand a disproportionate share of our resources and senior management’s attention, and we may experience turnover of physicians and other key personnel.  As our acquisitions have become, and may continue to become larger, in communities with competing facilities, the issues surrounding integration become more complex, expensive and time-consuming and may have a greater impact on our financial performance when we experience delays or difficulties.

Businesses we have acquired, or businesses we acquire in the future, may have known and unknown or contingent liabilities for past activities, including liabilities for failure to comply with laws and regulations, retroactive payment adjustments or recoupments from payer audits, medical and general professional malpractice liabilities, unfunded pension liabilities, worker’s compensation or other employee-related liabilities, previous tax liabilities and unacceptable business or accounting practices. Although we endeavor to obtain contractual indemnification from sellers covering these matters, sellers may be unwilling to provide such indemnification and any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses. In addition, the actions we take to address compliance or regulatory risks within acquired facilities may affect our revenue or results of operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

The Affordable Care Act dramatically altered the U.S. healthcare system, and we have expended substantial cost and effort to prepare for and comply with the Affordable Care Act. Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund, or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law.  The net effect of the Affordable Care Act, as currently in effect, on our business is subject to a number of variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the sporadic implementation of the numerous programs designed to improve access to and the quality of healthcare services.  Additional variables of the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.

On January 20, 2017, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer. Additionally, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the DOJ announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate.

We cannot predict the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the current or pending regulations adopted to implement the law. In addition, we cannot predict the impact that the repeal of the penalties associated with the individual mandate and the cessation of cost sharing reduction payments to insurers will have on the availability and cost of health insurance and the overall number of uninsureds. We also cannot predict whether the Affordable Care Act will be repealed, replaced, or modified, and, if the Affordable Care Act is repealed, replaced or modified, what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

Changes to Medicaid supplemental payment programs may materially and adversely affect our revenues and results of operations.

Medicaid supplemental payments (“MSPs”) are payments made to providers separate from and in addition to those made at a state’s standard Medicaid payment rate.  The two most prevalent forms of MSPs are DSH and Upper Payment Limit (“UPL”) payments.  Medicaid DSH payments are federally required to be made by the states to hospitals that serve significant numbers of Medicaid and uninsured patients in recognition of the added costs incurred by hospitals in treating these patients.  The total amount of Medicaid DSH payments a state may make and the total amount any one hospital may receive are both capped by federal law.  Unlike Medicaid DSH payments, UPL payments are not required to be made by states under federal law.  Rather, federal regulations establish an upper payment limit above which states may not receive federal matching dollars. UPL programs have expanded in recent years and related MSPs to our hospitals have similarly increased as states use UPL programs as a way to avoid or mitigate reimbursement cuts to providers; however, we anticipate that there will be a reduction in such payments in 2018.

Pursuant to the Affordable Care Act, as amended by the Pathway Act, PAMA, MACRA and the 2018 Act, funding for Medicaid DSH programs is to be significantly reduced beginning in FFY 2020.  Because many of the states in which we operate have not expanded Medicaid programs as intended under the Affordable Care Act, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, thus increasing the net amount of uncompensated care we provide.

Additionally, some states that provide MSPs are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in MSPs being reduced or eliminated.  We cannot predict whether MSP programs will continue (and, if continued, whether we will qualify for such programs) or guarantee that revenues recognized from these programs will not decrease.  Furthermore, we cannot predict how these programs will be impacted by potential fundamental changes that have been proposed to the federal government’s funding of the Medicaid program.

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

The laws and regulations with which we must comply are constantly changing. In the future, different interpretations or enforcement of these laws and regulations could subject our business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state laws and regulations, many of these laws and regulations are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will be free from government scrutiny or be found to be in compliance with applicable laws and regulations.  If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals or loss of our ability to participate in the Medicare, Medicaid and other governmental programs.

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

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government.  The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government.  These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years.  We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.  Defendants found to be liable under the federal False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $11,181 and $22,363 for each separate false claim, subject to annual inflation increases as set forth in the 2015 Act.  There are many potential bases for liability under the False Claims Act, including reckless or intentional acts or omissions. In addition, the Affordable Care Act created False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, and a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court.  We cannot assure you that our arrangements or business practices will be free from government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

We may be subject to liabilities because of malpractice and related legal claims brought against our facilities or healthcare providers associated with, or employed by, our facilities or affiliated entities. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased facilities and the activities of our employed or affiliated physicians.  As a matter of policy, we typically notify patients of any potential harms they may have suffered at our facilities, regardless of whether such notifications are required by law and notwithstanding our uncertainty as to the severity of such harms or whether they even took place.  This may lead to class actions or other multi-plaintiff lawsuits or whistleblower reports.  These actions may involve large claims and significant defense costs and, if we or our facilities are found liable, any judgments against us may be material.  Furthermore, some states in which we operate do not impose caps on malpractice damages and, even in the states that have imposed caps on such damages, litigants may seek recoveries under alternative theories of liability that might not be subject to such caps.  In an effort to resolve one or more of these matters, we may choose to negotiate a settlement whether or not we believe we are liable. Amounts we pay to settle any of these matters also may be material.

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

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews may increase as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) claims reviews through the TPE program, and audits of Medicare claims under the RAC programs.  RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims.  As a result, a large majority of the total amounts recovered by RACs has come from hospitals.

The Affordable Care Act expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Unified Program Integrity Contractors (“UPICs”), which integrate the functions of the former Zone Program Integrity Contractors, Program Safeguard Contractors, and Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicare and Medicaid claims and identify overpayments. In addition to RACs and UPICs, the state Medicaid agencies and other contractors have also increased their review activities.  Third party audits or investigations of Medicare or Medicaid claims could result in increases or decreases in operating revenues to be recognized in periods subsequent to when the related services were performed, which could have a material adverse effect on our results of operations.

Controls designed to reduce inpatient services may reduce our revenues.

Over the last several years, payers have instituted policies and procedures to substantially reduce or limit the use of inpatient services.  Controls imposed by Medicare, Medicaid, and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities.  Federal law contains numerous provisions designed to ensure that services rendered by facilities to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients.  Additionally, in some states in which we operate, commercial third-party payers have instituted policies that limit or deny patient coverage for certain services provided at hospitals, such as imaging and emergency department care, that the payer retrospectively determines could have been provided in an alternative setting, such as at an outpatient imaging center or urgent care center. As a result, payment for such procedures shifts from the commercial payer back to the patient.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees or an increase in self pay, could have a material adverse effect on our revenues and results of operations.

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

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control.  We may also face legal, financial or reputational harm for the actions or omissions of such providers, and we may not have effective recourse against the providers for those harms. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating, transitioning or renegotiating arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition or renegotiation phase.

We conduct a significant portion of our operations through joint ventures, which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct much of our business through joint ventures.  As a general matter, our joint venture partners could have investment and operational goals that are not consistent with our company-wide objectives, including the timing, terms and strategies for future growth and development opportunities, and we could reach an impasse on certain decisions, which may hinder our ability to pursue preferred strategies for growth and development, could require significant resources to resolve and could have an adverse effect on our operations and revenue growth.  In addition, our joint venture relationships with not-for-profit partners and the agreements that govern these relationships are structured based on current provisions of the Internal Revenue Code (and the Treasury Regulations thereunder), published rulings by the Internal Revenue Service, as well as case law relevant to joint ventures between for-profit and not-for-profit entities.  Material changes in these legal authorities could adversely affect our relationships with not-for-profit partners and related joint venture arrangements.

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

We employ a large number of physicians.  We believe that physician employment is consistent with industry trends because it provides a way for our hospitals to meet the community need for primary care physicians and certain specialists, and because of reductions in payment amounts received by physicians for professional services coupled with increasing technology and insurance costs. Employed physicians generally present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, such as risks of unsuccessful physician integration, challenges associated with physician practice management and compliance risks arising from the increased billing and coding activities associated with the employment of physicians and governmental scrutiny of physician employment arrangements. Employed physicians also require us to incur additional expenses, such as increased salary and benefit costs, medical malpractice expense and rent expense.  The potential liabilities and increased expenses of employing physicians could have an adverse effect on our results of operations.

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

If we experience growth in self-pay volume and revenue, including increased acuity levels for uninsured patients and increases in co-payments and deductibles for insured patients, our revenues and results of operations could be adversely affected.  Although we have experienced a reduction in uninsured patients since 2014 as a result of the Affordable Care Act and the expansion of state Medicaid programs, we are unable to predict whether that trend will continue in light of the repeal of the penalties associated with the individual mandate and the cessation of the cost sharing reduction payments to insurers.  In addition, the risk of collection from insured patients (and the amounts due) has increased, and will likely continue to increase, as more individuals are enrolled in insurance plans with high deductibles or high co-payments, including those purchased on the Exchanges.  Additionally, only ten of the states in which we operate have decided to implement expansions to their Medicaid programs.  Accordingly, some low-income persons in states that are not expanding Medicaid will not have insurance coverage as intended by the Affordable Care Act.  Furthermore, our ability to improve collections from self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

If the uninsured population does not continue to decrease as a result of the Affordable Care Act, or if the Affordable Care Act is repealed, replaced, or modified, the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and revenues.  In addition, even if the Affordable Care Act remains implemented in its current form, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for patients that choose not to purchase coverage, undocumented immigrants who are not permitted to enroll in the Exchanges or government healthcare programs and in states that do not expand their Medicaid programs.  Furthermore, states that have expanded their Medicaid programs may be unable to sustain such expansion as the Enhanced FMAP is reduced or if the federal government changes, or is unable to fund the expansion of, the Medicaid program.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients and employees. A cybersecurity attack or security breach could cause a loss of confidential data and could adversely affect our relationships with business partners and subject us to legal claims and liabilities, reputational harm and business disruption.

There are numerous federal and state laws and regulations addressing employee, patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors acting on our behalf, collect and store sensitive data, including individual health data and other personally identifiable information of our patients and employees, and such information is often targeted by criminal organizations. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to protect the confidentiality, integrity and availability of this information and the systems and devices that store and transmit such information and to comply with HIPAA and other privacy and information security laws.

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

Furthermore, as part of our on-going acquisition strategy, we often commit to making significant capital improvements at acquired facilities over a number of years.  At December 31, 2017, we estimated our total remaining unfulfilled capital expenditure commitments to be approximately $1,305.1 million.  Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” for more information about the general timing and impact of these contractual obligations.  The failure to satisfy our capital expenditure commitment obligations could damage our reputation within our communities, expose us to potential claims from former owners of acquired facilities or other governing or regulatory agencies, and adversely impact our ability to negotiate and complete future acquisitions.  As a result, if our cash flows and available capital resources are not sufficient to fund all of our anticipated capital expenditures, it may be necessary for us to give priority to contractual capital expenditure commitment obligations over other elective capital expenditure programs.

Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our facilities. These factors increase the level of competition we face and may therefore adversely affect our revenues and results of operations.

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We also have acquired, and may continue to acquire, larger facilities in more concentrated population centers, which experience greater competition for healthcare services. We compete with other hospitals, including larger tertiary care centers located in metropolitan areas. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be required by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our facilities, may have more advanced equipment or technology or may have a medical staff that is perceived to be better qualified. We also compete with hospitals and health systems that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models, which may impact our competitive position.  Many of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions and are eligible to participate in the 340B Program. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

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

We also face significant and increasing competition from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including freestanding emergency departments and outpatient surgery, oncology, physical therapy, diagnostic and urgent care centers (including many in which physicians may have an ownership interest). We also compete with specialty hospitals that focus on one or a small number of lucrative service lines, some of which are not required to operate emergency departments. Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.

The industry emphasis on value-based purchasing and bundled payment arrangements may negatively affect our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services and bundled payment arrangements. These value-based purchasing programs include, among other things, programs that require public reporting of quality data and tie reimbursement to the quality and efficiency of care that is provided by a facility.  For example, Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, beginning in 2019, the QPP, which was created by MACRA, will be used to adjust payments that are made to physicians under the PFS based on the value and quality of care that is provided.  Medicare also does not reimburse for care related to certain hospital acquired conditions and reduces reimbursement to hospitals that have excessive readmissions.  Many large commercial payers currently require hospitals to report quality data, and several commercial payers also do not reimburse hospitals for certain hospital acquired conditions.  Bundled payment arrangements generally set a single target spending level for all healthcare services provided to a patient during an episode of care and are intended to create incentives for physicians, hospitals and other providers to work together to provide higher quality and more coordinated care at a lower cost.  While participation in most bundled payment arrangements is voluntary, CMS made participation in the CJR Model bundled payment arrangements mandatory for some providers.

We expect value-based purchasing programs to become more common and to involve a higher percentage of procedures and payments.  Given CMS’ recent announcement that it intends to increase opportunities for providers to participate in voluntary initiatives rather than large mandatory bundled payment models, we are unable at this time to predict how this trend will affect our results of operations. However, it could negatively affect our revenues.

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

Additionally, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback and physician self-referral statutes, and related regulations. All arrangements with physicians must also be fair market value and commercially reasonable.

In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.  For example, integrated ACOs and other kinds of “narrow” provider networks or organizations may exclude our physicians from their plans’ networks of healthcare providers. If our affiliated providers are excluded from such networks, we may have difficulty recruiting new providers or retaining existing providers.

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

A significant element of our business strategy is expansion through the acquisition of acute care hospitals, especially those around which a system of hospitals and other healthcare services can be created.  We face significant competition to acquire attractive hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and health systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital — for example, a hospital located near existing hospitals or those who will realize economic synergies — have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

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

Many of the non-urban communities in which we operate continue to face challenging economic conditions and demographic trends, which may materially and adversely impede our business strategies intended to generate organic growth and improve operating results at our facilities.

While the U.S. economy as a whole is expanding, many of the non-urban communities in which we operate continue to face challenging economic conditions, including high levels of unemployment, and demographic trends.  The economies in the non-urban communities in which our facilities primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our facilities for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or similar facilities located in or near many of the non-urban communities in which our facilities primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to:

•	defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or
•

purchase a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

Additionally, non-urban communities are experiencing a much slower rate of growth, if any, as compared to more concentrated population centers.  As a result, we may experience payer mix pressures as aging populations in our non-urban communities shift from commercial insurance programs to Medicare or managed Medicare programs.

The occurrence of these events may impede our business strategies intended to generate organic growth and improve operating results at our facilities.

If we are unable to successfully implement standardized processes, policies and systems throughout our Company, our operating results could be negatively impacted.

We have initiated a multi-year business initiative to standardize certain processes, policies and systems throughout our facilities, including migrating our multiple information technology platforms to a smaller number of enterprise-wide systems solutions.  If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure and implement standardized systems, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to operate profitably and efficiently, and to timely comply with changing regulatory requirements and with the requests of patients, payers and business partners.  The failure to transition to these systems on time, or anticipate necessary readiness and training needs, could lead to business disruption and loss of revenue.  In addition, the operating results of newly acquired facilities could be impacted if such facilities are not integrated on a timely basis into our new systems.

In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards may require changes to our systems in the future.  System conversions are costly, time consuming and disruptive for physicians, staff and, in some cases, patients. Some of our hospitals have recently converted or are currently converting from their existing system to another third party information system. If such conversions occurred on a large scale or if conversions at our larger facilities experience difficulties, the costs and disruptions could have a material adverse effect on our revenues or results of operations.

If access to our information systems is interrupted or restricted, or if we are unable to make changes to our information systems, our operations could suffer.

Our business depends heavily on effective information systems to process clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology. We rely on multiple third party providers of financial, clinical, supply chain, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. The third party providers may not have appropriate controls to protect confidential information. We do not control the information systems of third party providers, and in some cases we may have difficulty accessing information archived on third party systems, which could subject us to liability for failure to respond to legal or payer information requests.  Our networks and technology systems are also subject to disruption due to events such as a major earthquake, fire, flood, hurricane, telecommunications failure, terrorist attack or other catastrophic event.  If the information systems on which we rely fail or are interrupted, if our access to these systems is limited in the future or if providers develop systems more appropriate for the urban healthcare market and not suited for our facilities, our operations could suffer.

Our facilities face competition for management and other non-physician staffing, which may increase labor costs and reduce profitability. Labor union activity could raise costs and interfere with our operations.

In addition to our physicians, the operations of our facilities are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, and on the available labor pool of semi-skilled and unskilled employees.  We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our facilities, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue and the competition for experienced and talented hospital management personnel is intense. This may result in employee turnover, require us to enhance wages and benefits to recruit and retain management, nurses and other medical support personnel, hire more expensive temporary or contract personnel and recruit personnel from foreign countries (which may be limited by changes in immigration law, regulation and policy).  In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us.  For example, we currently have ongoing labor negotiations at UP Health System – Marquette, and we have labor agreements that will expire in 2018 at five of our facilities.  If a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs.

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

Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside our control, may impact our ability to meet investor expectations.

The market price of our common stock may be adversely affected if we are unable to operate our facilities to achieve financial performance targets and meet market expectations. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, changes in the healthcare regulatory environment or the political climate, speculation in the press or investment community, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including North Carolina, Kentucky, Virginia, Pennsylvania, Tennessee,  Michigan and New Mexico. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

		Revenue Concentration by State
	Hospital Campuses	2017		2016		2015
	in State as of		% of		% of		% of
	December 31, 2017	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$933.6	14.8%	$947.9	14.9%	$580.3	11.1%
Kentucky	10	704.2	11.2	679.9	10.7	638.5	12.2
Virginia	6	653.9	10.4	661.8	10.4	641.9	12.3
Pennsylvania	4	553.1	8.8	562.5	8.8	566.5	10.9
Tennessee	10	465.3	7.4	450.1	7.1	420.7	8.1
Michigan	3	444.9	7.1	468.0	7.4	476.2	9.1
New Mexico	2	345.7	5.5	320.4	5.0	287.3	5.5

Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs or policies of private payers, in the above-mentioned states could have an adverse effect on our revenues or results of operations. Our concentration of revenues in these states also make it more likely that hurricanes, floods, persistent drought, power grid interruption or other factors beyond our control in these states could adversely affect our revenues or results of operations.

   We have substantial indebtedness, and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2017, our total debt, excluding unamortized debt issuance costs and premium, was $2,918.3 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of the agreements and indentures governing our existing indebtedness or any additional indebtedness that we may incur in the future.

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

If we fail to effectively and timely implement and maintain electronic health record and coding systems, our operations could be adversely affected.

As required by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems.  Furthermore, eligible hospitals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare.  Even if we do meet such requirements, the incentive payments we have received in prior years for EHR implementation substantially ended in 2017. EHR incentive payments that we have previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

Our EHR’s will require software upgrades in 2018 or 2019 in order to continue being categorized as Certified EHR technology as designated by the Office of the National Coordinator for Health Information Technology. Failure to implement EHR systems or maintain current requirements for EHR effectively and in a timely manner could have a material adverse effect on our results of operations under various CMS programs.

Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states. In states without certificate of need laws, competing providers of healthcare services are able to expand and construct facilities without the need for significant regulatory approval.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. In addition, certain states in which we operate facilities require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities or to effectively compete with competing healthcare providers in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

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

Item 1B.  Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2.  Properties.

The following table presents certain information with respect to our hospital campuses as of December 31, 2017:

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Alabama
Andalusia Regional Hospital	Andalusia	May 11, 1999	88	Own
Vaughan Regional Medical Center (a)	Selma	April 15, 2005	175	Own (a)
Arizona
Havasu Regional Medical Center (b)	Lake Havasu City	April 15, 2005	171	Own (b)
Valley View Medical Center	Fort Mohave	November 8, 2005	84	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Georgia
St. Francis Hospital	Columbia	January 1, 2016	376	Own
Indiana
Clark Memorial Hospital (c)	Jeffersonville	August 1, 2015	236	Own (c)
Scott Memorial Hospital (c)	Scottsburg	January 1, 2013	25	Own (c)
Kansas
Western Plains Medical Complex	Dodge City	May 11, 1999	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	May 11, 1999	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010	79	Own
Fleming County Hospital	Flemingsburg	August 1, 2015	52	Own
Georgetown Community Hospital	Georgetown	May 11, 1999	75	Own
Jackson Purchase Medical Center	Mayfield	May 11, 1999	107	Own
Lake Cumberland Regional Hospital	Somerset	May 11, 1999	295	Own
Logan Memorial Hospital	Russellville	May 11, 1999	75	Own
Meadowview Regional Medical Center	Maysville	May 11, 1999	100	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Mercy Regional Medical Center - Acadian	Eunice	April 15, 2005	42	Own
Mercy Regional Medical Center - Ville Platte	Ville Platte	December 1, 2001	67	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	164	Lease
Michigan
UP Health System - Bell	Ishpeming	December 1, 2013	25	Own
UP Health System - Marquette (d)	Marquette	September 1, 2012	307	Own (d)
UP Health System - Portage (a)	Hancock	December 1, 2013	96	Own (a)
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	199	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	199	Lease
North Carolina
Central Carolina Hospital (d)	Sanford	January 1, 2016	137	Own (d)
Frye Regional Medical Center (d)	Hickory	January 1, 2016	355	Lease (d)
Harris Regional Hospital (d)	Sylva	August 1, 2014	86	Own (d)
Haywood Regional Medical Center (d)	Clyde	August 1, 2014	159	Own (d)
Maria Parham Medical Center (e)	Henderson	November 1, 2011	102	Own (e)
Person Memorial Hospital (d)	Roxboro	October 1, 2011	98	Own (d)
Rutherford Regional Medical Center (e)	Rutherfordton	June 1, 2014	143	Own (e)
Swain County Hospital (d)	Bryson City	August 1, 2014	48	Own (d)
Wilson Medical Center (e)	Wilson	March 1, 2014	384	Own (e)

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Pennsylvania
Conemaugh Memorial Medical Center (d)	Johnstown	September 1, 2014	537	Own (d)
Meyersdale Medical Center (d)	Meyersdale	September 1, 2014	20	Own (d)
Miners Medical Center (d)	Hastings	September 1, 2014	30	Own (d)
Nason Medical Center	Roaring Spring	February 1, 2015	45	Own
South Carolina
Providence Hospital - Downtown	Columbia	February 1, 2016	258	Own
Providence Hospital - Northeast	Columbia	February 1, 2016	74	Own
Tennessee
Livingston Regional Hospital	Livingston	May 11, 1999	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010	35	Own
Southern Tennessee Regional Health System - Lawrenceburg	Lawrenceburg	May 11, 1999	99	Own
Southern Tennessee Regional Health System - Pulaski	Pulaski	May 11, 1999	95	Own
Southern Tennessee Regional Health System - Sewanee	Sewanee	May 11, 1999	41	Own
Southern Tennessee Regional Health System - Winchester	Winchester	May 11, 1999	157	Own
Starr Regional Medical Center - Athens	Athens	October 1, 2001	118	Own
Starr Regional Medical Center - Etowah	Etowah	July 1, 2012	160	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010	155	Own
Trousdale Medical Center	Hartsville	September 1, 2010	25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	156	Own
Parkview Regional Hospital	Mexia	April 15, 2005	58	Lease
Utah
Ashley Regional Medical Center	Vernal	May 11, 1999	39	Own
Castleview Hospital	Price	May 11, 1999	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Fauquier Health (a)	Warrenton	November 1, 2013	210	Own (a)
Sovah Health - Danville	Danville	July 1, 2005	250	Own
Sovah Health - Martinsville	Martinsville	April 15, 2005	220	Own
Twin County Regional Hospital (e)	Galax	April 1, 2012	141	Own (e)
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wisconsin
Watertown Regional Medical Center (a)	Watertown	September 1, 2015	95	Own (a)
Wyoming
SageWest Healthcare - Lander	Lander	July 1, 2000	89	Own
SageWest Healthcare - Riverton	Riverton	May 11, 1999	70	Own
			9,254

__________________

(a)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.
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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payers. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $11,181 to $22,363 for each separate false claim, subject to annual adjustment for inflation.

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

Two putative class action lawsuits were filed in the Circuit Court of Dallas County, Alabama.  The first putative class action lawsuit, filed in November 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  We reached an agreement in principle to settle this lawsuit, and on August 14, 2017, the Court entered an order certifying this class for settlement purposes only and granted the parties’ motion for preliminary approval of settlement.  A fairness hearing to determine whether the settlement was fair, reasonable, and adequate, and whether it should be approved by the Court, was conducted on November 8, 2017, at which time the settlement was approved.  The Court’s Order Approving Settlement became final and non-appealable on January 2, 2018.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2018
First Quarter (through February 22, 2018)	$51.50	$45.10

2017
First Quarter	$70.95	$56.60
Second Quarter	$67.95	$60.15
Third Quarter	$67.65	$54.45
Fourth Quarter	$59.80	$42.50

2016
First Quarter	$74.70	$58.20
Second Quarter	$75.70	$62.99
Third Quarter	$67.47	$54.82
Fourth Quarter	$62.50	$50.60

On February 22, 2018, the last reported sales price for our common stock on the NASDAQ Global Select Market was $49.70 per share.

Stockholders

As of February 16, 2018, there were 8,914 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, the senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), and certain other indebtedness of the Company impose restrictions on our ability to pay dividends.

Stock Performance

The graph below compares the yearly percentage change of cumulative total stockholder return on our common stock with (a) the cumulative total return of a broad equity market index, the NASDAQ Composite Index (the “Broad Index”) and (b) the cumulative total return of a published industry index, the S&P Health Care Facilities (Hospital Management) Index (the “Industry Index”). The graph begins on December 31, 2012, and the comparison assumes the investment of $100 on such date in each of our common stock, the Broad Index and the Industry Index and assumes the reinvestment of all dividends, if any. The table following the graph presents the corresponding data for December 31, 2012, and each subsequent fiscal year end.

	12/12	12/13	12/14	12/15	12/16	12/17
LifePoint Health, Inc.	$ 100.00	$ 139.97	$ 190.49	$ 194.44	$ 150.46	$ 131.92
NASDAQ Composite	$ 100.00	$ 141.63	$ 162.09	$ 173.33	$ 187.19	$ 242.29
S&P Health Care Facilities	$ 100.00	$ 129.72	$ 177.61	$ 157.84	$ 160.60	$ 184.84

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors.  On October 24, 2017, our Board of Directors authorized a new stock repurchase plan for the repurchase of up to $200.0 million in outstanding shares of our common stock.  As of December 31, 2017, we had remaining authority to repurchase approximately $230.0 million in shares in accordance with all active repurchase plans. We are not obligated to repurchase any specific number of shares under our repurchase plans.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We repurchased approximately 0.3 million shares for an aggregate purchase price, including commissions, of $14.6 million at an average purchase price of $55.97 per share during the three months ended December 31, 2017 in connection with our repurchase plans.  Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans. We redeemed a nominal number of shares vested under these plans during the three months ended December 31, 2017. We have designated these shares as treasury stock.

Our repurchase activity in accordance with our repurchase plans and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 9 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2017:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Plan
	Purchased	per Share	Announced Plan	(In millions)
October 1, 2017 to October 31, 2017	248,675	$56.40	248,675	$230.6
November 1, 2017 to November 30, 2017	12,951	$47.55	12,951	$230.0
December 1, 2017 to December 31, 2017 (a)	113	$46.75	-	$230.0
Total	261,739	$55.96	261,626	$230.0

_______________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2017. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Additionally, we have recognized certain transaction costs in connection with acquisitions as well as certain other non-operating gains and losses during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Statements of Income Data:
Revenues	$6,291.4	$6,364.0	$5,214.3	$4,483.1	$3,678.3
Net income attributable to LifePoint Health, Inc.	102.4	121.9	181.9	126.1	128.2

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$2.57	$2.90	$4.14	$2.81	$2.77
Diluted	$2.51	$2.82	$3.95	$2.69	$2.69

Weighted average shares outstanding:
Basic	39.9	42.0	43.9	44.9	46.3
Diluted	40.8	43.2	46.1	46.9	47.6

Balance Sheet Data (as of end of year):
Cash and cash equivalents	$112.0	$96.1	$284.0	$191.5	$637.9
Working capital	520.3	527.1	647.3	640.1	390.8
Property and equipment, net	3,090.3	3,066.8	2,482.3	2,377.5	2,197.2
Total assets	6,286.4	6,319.0	5,996.8	5,355.3	5,411.8
Total debt, excluding unamortized debt issuance costs,
and premium	2,918.3	2,936.2	2,691.0	2,208.6	2,386.3
Total LifePoint Health, Inc. stockholders' equity	2,242.5	2,180.4	2,263.9	2,154.6	2,210.1

Statements of Cash Flows Data:
Purchases of property and equipment	$(474.2)	$(399.5)	$(274.7)	$(207.1)	$(185.2)
Cash provided by operating activities	471.6	435.2	627.1	412.3	354.0
Cash used in investing activities	(369.5)	(520.7)	(876.3)	(473.2)	(372.3)
Cash (used in) provided by financing activities	(86.2)	(102.4)	341.7	(385.5)	571.2

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report.

Forward-Looking Statements

We make forward-looking statements in this report, other reports and in statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; efforts to reduce the cost of providing healthcare while increasing quality; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies, core strategies and other initiatives, including Duke LifePoint Healthcare; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform, including efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; consolidation of commercial insurance companies and patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; the impact of cybersecurity threats; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; physician recruiting, employment and retention; and the impact of the Tax Cuts and Jobs Act (the “Tax Act”).

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At December 31, 2017, on a consolidated basis, we operated 71 hospital campuses in 22 states throughout the U.S, having a total of 9,254 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated $6,291.4 million, $6,364.0 million and $5,214.3 million in revenues during the years ended December 31, 2017, 2016 and 2015, respectively.    In 2017, we derived 53.8% of our revenues from the Medicare and Medicaid programs, collectively.  Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payers, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payers.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Recent Developments

In-Home Healthcare Partnership

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices served by our hospitals, leveraging our combined expertise to enhance home health and hospice services in the communities served by our hospitals.  Through December 31, 2017, ownership and management of 19 of our home health agencies and 10 of our hospices have been transferred to IHHP over the course of three phases. The transfer of one additional home health agency owned by us is scheduled to be completed in a final phase during the first quarter of 2018, subject to regulatory approvals and customary closing conditions.

Health Care Reform Efforts

The Affordable Care Act, which became federal law in 2010, dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare by, among other things, requiring most Americans to obtain health insurance (the “individual mandate”), providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.  The Affordable Care Act also includes certain reductions in Medicare spending, such as negative adjustments to the inpatient prospective payment system and outpatient prospective payment system market basket updates, the revision of annual inflation updates and other cost-containment measures, including planned payment reductions.  Since 2010, we have expended substantial cost and effort to prepare for and comply with the Affordable Care Act, which has been implemented on a rolling basis.

On January 20, 2017, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, or penalty on any individual, family, health care provider, or health insurer.

On October 12, 2017, President Trump issued another executive order related to the Affordable Care Act that is intended to promote choice and competition in the health insurance marketplace and, among other things, requires the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance that would expand access to health insurance coverage by allowing more employers to form association health plans that would be allowed to provide coverage across state lines, increasing the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increasing the availability and permitted use of health reimbursement arrangements.

In addition to the executive orders, a number of bills have been introduced in Congress that would repeal the Affordable Care Act and would replace it with varying health coverage plans, including plans that would allow insurers to sell health insurance across state lines, allow the use of health savings accounts (“HSAs”) without a high-deductible plan, or give states the option to either keep the coverage framework created by the Affordable Care Act (e.g., expanded Medicaid, individual subsidies, and insurance exchanges) or utilize the increased federal funding that was intended to be provided by the federal government under the Affordable Care Act to create HSAs for low-income individuals and allow such individuals to use their HSAs to purchase health insurance. None of those bills have been adopted, and we cannot predict whether the Affordable Care Act will be repealed, replaced, or materially modified by Congress. In addition, if the Affordable Care Act is repealed, replaced, or materially modified, we cannot predict what the replacement plan or modifications would be, when any such replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

On December 22, 2017, President Trump signed tax reform legislation into law. In addition to overhauling the federal tax system, the legislation also repeals the penalties associated with the individual mandate, effective as of January 1, 2019. The Congressional Budget Office (“CBO”) has estimated that the repeal of the penalties associated with the individual mandate would result in four million fewer people having health insurance in 2019, 13 million fewer people having health insurance in 2027 and a 10% increase in the average premiums in the non-group health insurance market in most years of the next decade. The CBO has, however, also stated that the non-group insurance markets would continue to be stable in almost all areas of the country during that period of time. We cannot predict the impact that the repeal of the penalties associated with the individual mandate will have on the number of uninsureds or the cost and availability of health insurance.

In addition to the legislative efforts and administrative actions to repeal, replace, or modify the Affordable Care Act, there have been and will likely continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2014, the U.S. House of Representatives (the “House”) filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”). In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose. The District Court’s ruling is being appealed, and the U.S. Court of Appeals for the District of Columbia Circuit has allowed a coalition of 16 state attorneys general to intervene in the proceedings. On October 13, 2017, the Department of Justice (the “DOJ”) announced in court filings related to the appeal that the Department of Health and Human Services (“HHS”) was immediately stopping its cost sharing reduction payments to insurance companies based on the DOJ’s determination that those payments had not been appropriated by Congress. Eighteen states and the District of Columbia have filed a lawsuit in the U.S. District Court for the Northern District of California seeking to have the cost sharing reduction payments to insurers restored, and members of Congress have announced various plans that would restore the cost sharing reduction payments to insurers for a period of two years. On December 15, 2017, the parties to the House lawsuit announced that they had reached a conditional settlement agreement that would essentially dismiss the lawsuit in light of the fact that the cost sharing reductions were no longer being made. We cannot predict whether the U.S. Court of Appeals for the District of Columbia Circuit will approve the settlement agreement, the outcome of the new litigation that has been filed relating to the cessation of HHS’ cost sharing reduction payments to insurance companies, whether the cost sharing reduction payments will be authorized by Congress, or the impact that the cessation of HHS’ cost sharing reduction payments will have on the premiums that are charged by insurers, the number of insurers who offer health insurance coverage through the Exchanges.

The net effect of the Affordable Care Act, as currently adopted, on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the sporadic implementation of the numerous programs designed to improve access and quality.  Additional variables related to the Affordable Care Act impacting our business will be how, if at all, Congress repeals, replaces, or otherwise modifies the Affordable Care Act and how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty.  As a result, we are unable to predict the effect on our business, financial condition or results of operations, the availability of adequate insurance coverage for patients seeking health care at our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions potentially impacted by the repeal of the penalties associated with the individual mandate, the cessation of the cost sharing reduction payments, and the possible repeal, replacement or modification of the Affordable Care Act.

Competitive and Structural Environment

The environment in which our facilities operate is extremely competitive. Our hospitals face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; freestanding emergency departments and outpatient surgery, diagnostic, cancer care, and urgent care centers; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see the shift of increasingly complex procedures from the inpatient to the outpatient setting and have also seen growth in the general shift of lower acuity procedures to physician offices and other non-hospital outpatient settings. These trends have contributed to decreases in admissions and surgical volumes and have, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.

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

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our facilities are located;
•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician satisfaction, including employing a greater number of primary care physicians as well as physicians in certain specialties;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;
•	Improvements in management of expenses and revenue cycle;
•	Negotiation of improved reimbursement rates with non-governmental payers;
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

Revenue Sources

Our facilities generate revenues by providing healthcare services to our patients. Depending upon the patient’s medical insurance coverage, we are paid for these services by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payer.  Governmental payers generally pay significantly less than the hospital’s customary charges for the services provided. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payers. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

Medicare and Medicaid Reimbursement

Revenues from governmental payers, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. We must comply with these rules and regulations to continue to be eligible to participate in the Medicare and Medicaid programs. These rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels.

In addition, Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While CMS has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015 (“BBA”) extended the 2% reduction in Medicare spending through FFY 2025, and the Bipartisan Budget Act of 2018 (the “2018 Act”), which provides approximately $300 billion in discretionary spending sequestration relief for FFYs 2018 and 2019, further extends the 2% reduction in Medicare spending through 2027.  Additionally, effective January 1, 2017, the BBA reduced Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015, which limits our ability to expand the scope and profitability of outpatient services we offer at off-campus locations.

 On April 16, 2015, Medicare Access and the CHIP Reauthorization Act of 2015 (“MACRA”) was enacted.  Among other things, MACRA, the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year, through September 30, 2017.   The 2018 Act, which was enacted on February 9, 2018, extended both of these programs through FFY 2022.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. In recent years, we have benefited from the expansion of Medicaid under the Affordable Care Act.  However, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.  In addition, CMS has recently approved demonstration waivers for the Kentucky and Indiana Medicaid programs that, among other things, impose work and community engagement and income-based premiums on certain adult Medicaid beneficiaries, and at least eight other states, including some in which we have facilities, have similar waiver requests pending.  Also, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.

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

Furthermore, pursuant to the Affordable Care Act, as amended by the Pathway for SGR Reform Act of 2013,  Protecting Access to Medicare Act of 2014 (“PAMA”), MACRA and the 2018 Act, funding for Medicaid DSH programs is to be significantly reduced beginning in FFY 2020.  Because many of the states in which we operate have not expanded Medicaid programs as intended under the Affordable Care Act, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, thus increasing the net amount of uncompensated care we provide.

Physician Services

We employ an increasing number of physicians in our hospital markets.  Medicare pays us for services provided by our employed physicians under the Medicare physician fee schedule (“PFS”) system.  Under the PFS, CMS has assigned a national relative value unit (“RVU”) to most medical services and procedures that reflects the various resources required by a physician to provide the services relative to all other services.  Historically, the conversion factor that is used to determine physician payments for each RVU had been updated by the sustainable growth rate (“SGR”) that is intended to account for inflation and targeted growth in Medicare expenditures. The SGR has generally resulted in significant reductions to payments made under the PFS, and Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, MACRA was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of calendar year (“CY”) 2015, and increased by an additional 0.5% for CYs 2016 through 2018, and, after the adoption of the 2018 Act, will be increased by 0.25% for CY 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

HMOs, PPOs, and Other Private Insurers

In addition to government programs, our facilities are reimbursed by differing types of private payers, including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers.  Revenues from HMOs, PPOs, and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services or accept fixed, pre-determined fees for our services. These discounted arrangements often limit our ability to increase charges or revenues in response to increasing costs. We actively negotiate with these payers in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payer with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  Additionally, plans purchased through the Exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices.  If we provide services when we are not a participating provider in the network, it can result in higher patient responsibility amounts that a patient may not have the ability to pay or may choose not to pay.  We expect these trends to continue in the coming years.

Self-pay Patients

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014 and continuing throughout 2017, our self-pay revenues have decreased as a percentage of overall revenues due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily has been a result of the Affordable Care Act and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our facilities have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.  Additionally, we cannot predict the impact of the cessation of cost sharing reduction payments, the repeal of the individual mandate or any other modifications to the Affordable Care Act that may be adopted.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Our provision for doubtful accounts serves to reduce our reported revenues.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law as part of the American Recovery and Reinvestment Act of 2009, includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments were implemented in various stages.  The Medicare EHR incentive program for physicians and other providers is scheduled to sunset on December 31, 2018, but components of the program will be carried forward as part of the Merit Based Incentive Payment System developed under MACRA.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in additional costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project; however, our EHR incentive payments decreased and ultimately ended in 2017. Furthermore, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare, the incentive payments we have previously received are subject to audit and recoupment if it is determined that we did not meet the applicable meaningful use standards and EHR incentive payments are subject to retrospective adjustment because the cost report data upon which the payments are based are further subject to audit.  We currently estimate that, at a minimum, total costs incurred to comply have been recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

Results of Operations

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted EBITDA.    Earnings before depreciation and amortization; interest expense, net; other non-operating losses, net; (benefit) provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

Admissions.   The total number of patients admitted to our hospitals. Used by management and investors as a general measure of inpatient volume.

bps.   Basis points.

Consolidated.    Consolidated information includes our same-hospital operations and the results of Providence Hospitals (“Providence”), a two-campus hospital system located in Columbia, South Carolina, which we acquired effective February 1, 2016, and Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia, which was sold effective October 1, 2017.

Effective tax rate.  Provision for income taxes as a percentage of income before income taxes, less net income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Revenues.  Amounts recognized from all payers for the delivery of healthcare services, net of contractual discounts and the provision for doubtful accounts.

Same-hospital.  Same-hospital information includes the results of our health support center and the same 71 hospitals operated during the three months ended December 31, 2017 and 2016, and the same 69 hospitals operated during the years ended December 31, 2017 and 2016.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended December 31, 2017 and 2016

During the three months ended December 31, 2017, we recorded an increase to our provision for doubtful accounts of $72.6 million, $46.0 million net of income taxes, or $1.15 loss per diluted share, as a result of a change in our accounting estimate of the collectability of accounts receivable.  We are in the process of installing new systems, developing enhanced analytical procedures and updating our estimation processes in order to centralize and standardize our processes for estimating the collectability of these accounts.  In connection with these implementation efforts, we identified additional information which indicated that our current collection estimates might be different from our historical collection estimates. We utilized this new information to further refine our estimation procedures to more precisely estimate the collectability of accounts receivable at a more detailed and disaggregated level.  The change in our estimation procedures of the collectability of our accounts receivable is considered a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Throughout the discussion of our operating results for the three months ended December 31, 2017, we have provided certain metrics as a percentage of revenues and other revenue-related ratios on an adjusted basis excluding the impact of the $72.6 million change in accounting estimate in order to yield greater comparability in our operating results for the three months ended December 31, 2017 compared to the same period last year.

Operating Results Summary

The following table summarizes the results of operations for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three Months Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,772.8	118.9%	$1,835.4	114.3%
Provision for doubtful accounts	282.4	18.9	230.2	14.3
Revenues	1,490.4	100.0	1,605.2	100.0

Salaries and benefits	749.0	50.3	766.4	47.7
Supplies	262.3	17.6	273.3	17.0
Other operating expenses	375.9	25.2	378.8	23.6
Other income	(1.3)	(0.1)	(10.1)	(0.6)
Depreciation and amortization	86.6	5.7	87.5	5.5
Interest expense, net	36.5	2.5	36.4	2.3
Other non-operating losses	43.2	2.9	-	-
	1,552.2	104.1	1,532.3	95.5

(Loss) income before income taxes	(61.8)	(4.1)	72.9	4.5
(Benefit) provision for income taxes	(34.8)	(2.3)	26.3	1.6
Net (loss) income	(27.0)	(1.8)	46.6	2.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(0.5)	-	(2.7)	(0.2)
Net (loss) income attributable to LifePoint Health, Inc.	$(27.5)	(1.8)%	$43.9	2.7%

Revenues

The following table presents the components of revenues for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$1,772.8	$1,835.4	$(62.6)	(3.4)%
Provision for doubtful accounts	282.4	230.2	52.2	22.7
Revenues	$1,490.4	$1,605.2	$(114.8)	(7.2)

Same-hospital:
Revenues before provision for doubtful accounts	$1,774.6	$1,785.8	$(11.2)	(0.6)%
Provision for doubtful accounts	284.3	213.3	71.0	33.3
Revenues	$1,490.3	$1,572.5	$(82.2)	(5.2)

Our revenues before provision for doubtful accounts by payer and approximate percentages of revenues were as follows for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three Months Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$580.7	39.0%	$606.2	37.8%
Medicaid	214.5	14.4	223.8	13.9
HMOs, PPOs and other private insurers	756.6	50.8	768.8	47.9
Self-pay	190.8	12.8	206.0	12.8
Other	30.2	1.9	30.6	1.9
Revenues before provision for doubtful accounts	1,772.8	118.9	1,835.4	114.3
Provision for doubtful accounts	(282.4)	(18.9)	(230.2)	(14.3)
Revenues	$1,490.4	100.0%	$1,605.2	100.0%

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our revenues before provision for doubtful accounts from Medicare, Medicaid and HMOs, PPOs and other private insurers for the three months ended December 31, 2017 represented 37.2%, 13.7% and 48.4% of revenues, respectively, and our provision for doubtful accounts for the three months ended December 31, 2017 represented 13.4% of revenues.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017	2016	Decrease	% Decrease
Revenues per equivalent admission - consolidated	$8,625	$9,014	$(389)	(4.2)%
Revenues per equivalent admission - same-hospital	$8,625	$9,092	$(467)	(5.1)%

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our revenues per equivalent admission were $9,045 for the three months ended December 31, 2017, an increase of 0.4% on a consolidated basis, and a decrease of 0.5% on a same-hospital basis, compared to the same period last year.

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Admissions	64,899	68,674	(3,775)	(5.5)%
Equivalent admissions	172,791	178,072	(5,281)	(3.0)%
Medicare case mix index	1.52	1.50	0.02	1.3%
Average length of stay (days)	4.8	4.9	(0.1)	(2.0)%
Inpatient surgeries	17,469	18,810	(1,341)	(7.1)%
Outpatient surgeries	68,404	70,739	(2,335)	(3.3)%
Total surgeries	85,873	89,549	(3,676)	(4.1)%
Emergency room visits	395,537	414,089	(18,552)	(4.5)%
Outpatient factor	2.66	2.59	0.07	2.7%

Same-hospital:
Admissions	64,899	66,492	(1,593)	(2.4)%
Equivalent admissions	172,791	172,946	(155)	(0.1)%
Medicare case mix index	1.52	1.50	0.02	1.3%
Average length of stay (days)	4.8	4.9	(0.1)	(2.0)%
Inpatient surgeries	17,469	18,205	(736)	(4.0)%
Outpatient surgeries	68,404	69,006	(602)	(0.9)%
Total surgeries	85,873	87,211	(1,338)	(1.5)%
Emergency room visits	395,537	400,397	(4,860)	(1.2)%
Outpatient factor	2.66	2.60	0.06	2.3%

For the three months ended December 31, 2017, our consolidated revenues before provision for doubtful accounts decreased $62.6 million, or 3.4%, to $1,772.8 million compared to $1,835.4 million for the same period last year primarily as a result of the sale of Rockdale, in addition to a decrease in our same-hospital revenues before provision for doubtful accounts of $11.2 million, or 0.6%.  The decrease in our same-hospital revenues before provision for doubtful accounts was primarily attributable to the transfer of our home health and hospice service lines to IHHP, which we do not consolidate. When adjusted to exclude the impact of the transfer of home health and hospice service lines to IHHP, our same-hospital revenues before provision for doubtful accounts increased $5.2 million, or 0.3% for the three months ended December 31, 2017 compared to the same period last year primarily as a result of higher contracted rates from HMOs, PPOs and other private insurers, partially offset by a shift from HMOs, PPOs and other private insurers to Medicare and Medicaid for a portion of our patient population. Additionally, our same-hospital revenues before provision for doubtful accounts were negatively impacted by a decrease in our same-hospital equivalent admissions of 0.1% as a result of decreases in admissions, surgical volumes and emergency room visits during the three months ended December 31, 2017 compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three Months Ended December 31,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease
Consolidated:
Related key indicators:
Charity care write-offs	$27.2	1.8%	$29.9	1.9%	$(2.7)	(9.1)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$190.8	12.8%	$206.0	12.8%	$(15.2)	(7.4)%
Net revenue days outstanding
(at end of period)	51.9	N/A	53.5	N/A	(1.6)	(3.0)%

Same-hospital:
Related key indicators:
Charity care write-offs	$26.0	1.7%	$27.0	1.7%	$(1.0)	(3.6)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$193.5	13.0%	$190.0	12.1%	$3.5	1.8%
Net revenue days outstanding
(at end of period)	51.5	N/A	53.4	N/A	(1.9)	(3.6)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payer categories.  For the three months ended December 31, 2017, our provision for doubtful accounts increased by $52.2 million, or 22.7%, to $282.4 million on a consolidated basis, primarily as a result of the $72.6 million increase recorded to the provision for doubtful accounts as a result of a change in accounting estimate, partially offset by a decrease in our provision for doubtful accounts as a result of the sale of Rockdale. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

 Our net revenue days outstanding at December 31, 2017 declined to 51.9 days compared to 53.5 days at December 31, 2016 on a consolidated basis. When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our consolidated net revenue days outstanding were 49.4 days at December 31, 2017.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$749.0	50.3%	$766.4	47.7%	$(17.4)	(2.3)%
Man-hours per equivalent admission	113	N/A	116	N/A	(3)	(2.6)%
Salaries and benefits per equivalent
admission	$4,335	N/A	$4,304	N/A	$31	0.7%

For the three months ended December 31, 2017, our salaries and benefits expense decreased to $749.0 million, or 2.3%, compared to $766.4 million for the same period last year primarily as a result of the sale of Rockdale, in addition to labor costs associated with home health and hospice service lines being transferred to IHHP, which we do not consolidate.  These decreases were partially offset by the increasing cost of employing a greater number of physicians and their related support staff as evidenced by a 0.7% increase in our salaries and benefits per equivalent admission for the three months ended December 31, 2017 compared to the same period last year.  Additionally, we recognized severance costs of approximately $4.8 million, $3.0 million net of income taxes, or $0.08 loss per diluted share, during the three months ended December 31, 2017 related to a reduction in force at our health support center.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts as a result of a change in accounting estimate and the $4.8 million in severance costs recognized during the three months ended December 31, 2017, our salaries and benefits expense for the three months ended December 31, 2017 represented 47.6% of revenues, compared to 47.7% of revenues for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease
Supplies (dollars in millions)	$262.3	17.6%	$273.3	17.0%	$(11.0)	(4.0)%
Supplies per equivalent admission	$1,518	N/A	$1,535	N/A	$(17)	(1.1)%

For the three months ended December 31, 2017, our supplies expense decreased to $262.3 million, or 4.0%, as compared to $273.3 million for the same period last year primarily as a result of the sale of Rockdale, in addition to improvements in our cost management strategies through participation in our group purchasing organization.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our supplies expense for the three months ended December 31, 2017 represented 16.8% of revenues, compared to 17.0% of revenues for the same period last year.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$70.9	4.8%	$70.1	4.4%	$0.8	1.2%
Utilities	27.7	1.9	27.4	1.7	0.3	1.0
Repairs and maintenance	47.9	3.2	49.4	3.1	(1.5)	(3.2)
Rents and leases	17.1	1.1	16.7	1.0	0.4	2.6
Insurance	2.9	0.2	11.4	0.7	(8.5)	(75.1)
Physician recruiting	3.7	0.2	4.8	0.3	(1.1)	(23.2)
Contract services	117.8	7.9	118.7	7.4	(0.9)	(0.7)
Non-income taxes	45.9	3.1	35.7	2.2	10.2	28.6
Other	42.0	2.8	44.6	2.8	(2.6)	(5.8)
	$375.9	25.2%	$378.8	23.6%	$(2.9)	(0.8)%

For the three months ended December 31, 2017, our other operating expenses decreased to $375.9 million, or 0.8%, compared to $378.8 million for the same period last year primarily as a result of the sale of Rockdale, partially offset by an increase in our same-hospital other operating expenses,  as a result of increases in contract services, professional fees and non-income taxes.  Our contract services expenses increased due to a conversion to outsourcing certain hospital support departments in a number of our markets in addition to incurring costs associated with the implementation of new clinical systems in three of our markets. Our professional fees expenses increased as a result of higher physician subsidies under certain of our professional arrangements. Our same-hospital non-income taxes were lower during the three months ended December 31, 2016 due to favorable gross receipts tax adjustments in certain of our markets. These increases were partially offset by a decrease in our insurance expenses for the three months ended December 31, 2017 compared to the same period last year as a result of favorable claims development under our self-insured professional liability program.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our other operating expenses for the three months ended December 31, 2017 represented 24.1% of revenues, compared to 23.6% of revenues for the same period last year.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended December 31, 2017, we recognized $1.3 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $10.1 million recognized in the same period last year. Our compliance has and will continue to result in additional costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project; however, our EHR incentive payments decreased and ultimately ended in 2017.

Depreciation and Amortization

For the three months ended December 31, 2017, our depreciation and amortization expense decreased by $0.9 million, or 1.1%, to $86.6 million, compared to $87.5 million for the same period last year. Our depreciation and amortization expense decreased primarily as a result of the sale of Rockdale, partially offset by increases in our depreciation and amortization expense due to increases in our spending related to capital expenditure commitments associated with prior hospital acquisitions. We anticipate that our depreciation and amortization expense for 2018 will be comparable to 2017 as a result of increases in capital expenditures, offset by decreases as a result of the sale of Rockdale and the impact of the write-down of carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values recorded during the three months ended December 31, 2017, as further discussed in Note 1 to our accompanying consolidated financial statements included elsewhere in this report.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the three months ended December 31, 2017 as a result of a change in accounting estimate, our depreciation and amortization expense for the three months ended December 31, 2017 represented 5.5% of revenues, comparable to the same period last year.

Interest Expense,  Net

For the three months ended December 31, 2017, our interest expense was  $36.5 million, comparable to $36.4 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, refer to “Liquidity and Capital Resources — Debt,” included elsewhere in this report.

Other Non-Operating Losses

As more fully discussed in Note 1 to our accompanying consolidated financial statements included elsewhere in this report, we recognized impairment losses in the aggregate of $43.2 million, $27.3 million net of income taxes, or $0.69 loss per diluted share, during the three months ended December 31, 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values.

Benefit for Income Taxes

Our operating results for the three months ended December 31, 2017 resulted in a benefit for income taxes of $34.8 million, compared to a provision for income taxes of $26.3 million for the same period last year, primarily due to a decrease in our income before income taxes for the three months ended December 31, 2017 compared to the same period last year.  This decrease was partially offset by an increase in our effective tax rate for the three months ended December 31, 2017, when adjusted to exclude the increase to the provision for doubtful accounts as a result of a change in accounting estimate, other non-operating losses and the impact of the Tax Act,  primarily as a result of the establishment of valuation allowances against certain deferred state tax positions.

Additionally, on December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act,  we have made reasonable estimates of the effects of the Tax Act on our existing deferred tax assets and liabilities and recognized a provisional benefit for income taxes of $18.0 million, or $0.45 earnings per diluted share, for the three months ended December 31, 2017. As we complete our analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Supplemental Non-GAAP Information

We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts, rating agencies and lenders to make informed decisions as to, among other things, our ability to incur and service debt and make capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used by some investors and equity analysts to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Refer to “Certain Definitions” above for a description of how we define Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the three months ended December 31, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Three Months Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net (loss) income	$(27.0)	(1.8)%	$46.6	2.9%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(0.5)	-	(2.7)	(0.2)
Net (loss) income attributable to LifePoint Health, Inc.	(27.5)	(1.8)	43.9	2.7

Add: Depreciation and amortization	86.6	5.7	87.5	5.5
Interest expense, net	36.5	2.5	36.4	2.3
Other non-operating losses	43.2	2.9	-	-
(Benefit) provision for income taxes	(34.8)	(2.3)	26.3	1.6
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	0.5	-	2.7	0.2
Adjusted EBITDA	$104.5	7.0%	$196.8	12.3%

For the Years Ended December 31, 2017 and 2016

During the year ended December 31, 2017, we recorded an increase to our provision for doubtful accounts of $72.6 million, $46.0 million net of income taxes, or $1.13 loss per diluted share, as a result of a change in our accounting estimate of the collectability of accounts receivable.  We are in the process of installing new systems, developing enhanced analytical procedures and updating our estimation processes in order to centralize and standardize our processes for estimating the collectability of these accounts.  In connection with these implementation efforts, we identified additional information which indicated that our current collection estimates might be different from our historical collection estimates. We utilized this new information to further refine our estimation procedures to more precisely estimate the collectability of accounts receivable at a more detailed and disaggregated level.  The change in our estimation procedures of the collectability of our accounts receivable is considered a change in accounting estimate in accordance with ASC 250-10.

Throughout the discussion of our operating results for the year ended December 31, 2017, we have provided certain metrics as a percentage of revenues and other revenue-related ratios on an adjusted basis excluding the impact of the $72.6 million change in accounting estimate in order to yield greater comparability in our operating results for the year ended December 31, 2017 compared to the prior year.

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2017 and 2016 (dollars in millions):

	Years Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$7,263.1	115.4%	$7,273.6	114.3%
Provision for doubtful accounts	971.7	15.4	909.6	14.3
Revenues	6,291.4	100.0	6,364.0	100.0

Salaries and benefits	3,056.4	48.6	3,047.4	47.9
Supplies	1,056.1	16.8	1,066.6	16.8
Other operating expenses	1,521.3	24.2	1,558.1	24.5
Other income	(10.7)	(0.2)	(29.9)	(0.5)
Depreciation and amortization	350.6	5.6	344.6	5.5
Interest expense, net	148.8	2.4	149.2	2.3
Other non-operating losses, net	9.1	0.1	23.2	0.3
	6,131.6	97.5	6,159.2	96.8

Income before income taxes	159.8	2.5	204.8	3.2
Provision for income taxes	46.9	0.7	73.0	1.1
Net income	112.9	1.8	131.8	2.1
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(10.5)	(0.2)	(9.9)	(0.2)
Net income attributable to LifePoint Health, Inc.	$102.4	1.6%	$121.9	1.9%

Revenues

The following table presents the components of revenues for the years ended December 31, 2017 and 2016 (dollars in millions):

	Years Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$7,263.1	$7,273.6	$(10.5)	(0.1)%
Provision for doubtful accounts	971.7	909.6	62.1	6.8
Revenues	$6,291.4	$6,364.0	$(72.6)	(1.1)

Same-hospital:
Revenues before provision for doubtful accounts	$6,839.4	$6,816.2	$23.2	0.3%
Provision for doubtful accounts	898.1	824.0	74.1	9.0
Revenues	$5,941.3	$5,992.2	$(50.9)	(0.8)

Our revenues before provision for doubtful accounts by payer and approximate percentages of revenues were as follows for the years ended December 31, 2017 and 2016 (dollars in millions):

	Years Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$2,430.1	38.6%	$2,372.8	37.3%
Medicaid	955.0	15.2	940.5	14.8
HMOs, PPOs and other private insurers	2,952.5	46.9	2,996.5	47.0
Self-pay	797.4	12.7	832.8	13.1
Other	128.1	2.0	131.0	2.1
Revenues before provision for doubtful accounts	7,263.1	115.4	7,273.6	114.3
Provision for doubtful accounts	(971.7)	(15.4)	(909.6)	(14.3)
Revenues	$6,291.4	100.0%	$6,364.0	100.0%

When adjusted to exclude the impact of the $72.6 million increase to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our revenues before provision for doubtful accounts from Medicare, Medicaid and HMOs, PPOs and other private insurers for the year ended December 31, 2017 represented 38.2%, 15.0% and 46.4% of revenues, respectively, and our provision for doubtful accounts for the year ended December 31, 2017 represented 14.1% of revenues.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,888	$8,876	$12	0.2%
Revenues per equivalent admission - same-hospital	$8,820	$8,818	$2	0.1%

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our consolidated revenues per equivalent admission increased 1.3% to $8,991, and our same-hospital revenues per equivalent admission increased 1.3% to $8,928 for the year ended December 31, 2017 compared to the prior year.

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Admissions	267,114	274,611	(7,497)	(2.7)%
Equivalent admissions	707,852	717,009	(9,157)	(1.3)%
Medicare case mix index	1.50	1.49	0.01	0.7%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	72,501	77,121	(4,620)	(6.0)%
Outpatient surgeries	275,155	283,127	(7,972)	(2.8)%
Total surgeries	347,656	360,248	(12,592)	(3.5)%
Emergency room visits	1,649,629	1,689,119	(39,490)	(2.3)%
Outpatient factor	2.65	2.61	0.04	1.5%

Same-hospital:
Admissions	251,431	257,407	(5,976)	(2.3)%
Equivalent admissions	673,584	679,554	(5,970)	(0.9)%
Medicare case mix index	1.49	1.48	0.01	0.7%
Average length of stay (days)	4.9	4.9	-	-%
Inpatient surgeries	67,134	71,263	(4,129)	(5.8)%
Outpatient surgeries	267,247	272,928	(5,681)	(2.1)%
Total surgeries	334,381	344,191	(9,810)	(2.9)%
Emergency room visits	1,544,607	1,573,269	(28,662)	(1.8)%
Outpatient factor	2.68	2.64	0.04	1.5%

For the year ended December 31, 2017, our consolidated revenues before provision for doubtful accounts decreased by $10.5 million, or 0.1%, to $7,263.1 million compared to $7,273.6 million for the prior year primarily as a result of the sale of Rockdale, partially offset by an increase in our same-hospital revenues before provision for doubtful accounts of $23.2 million, or 0.3%. When adjusted to exclude the impact of the transfer of home health and hospice service lines to IHHP, which we do not consolidate, our same-hospital revenues before provision for doubtful accounts increased $76.1 million, or 1.1% for the year ended December 31, 2017 compared to the prior year primarily a result of higher contracted rates from HMOs, PPOs and other private insurers, partially offset by a shift from HMOs, PPOs and other private insurers to Medicare and Medicaid for a portion of our patient population. Additionally, our same-hospital equivalent admissions decreased by 0.9% for the year ended December 31, 2017 compared to the prior year.  Our same-hospital equivalent admissions were negatively impacted by decreases in admissions, surgical volumes and emergency room visits during the year ended December 31, 2017 compared to the prior year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2017 and 2016 (dollars in millions):

	Years Ended December 31,
		% of		% of
	2017	Revenues	2016	Revenues	Decrease	% Decrease
Consolidated:
Related key indicators:
Charity care write-offs	$116.6	1.9%	$129.1	2.0%	$(12.5)	(9.7)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$797.4	12.7%	$832.8	13.1%	$(35.4)	(4.3)%
Net revenue days outstanding
(at end of period)	51.9	N/A	53.5	N/A	(1.6)	(3.0)%

Same-hospital:
Related key indicators:
Charity care write-offs	$98.2	1.7%	$108.1	1.8%	$(9.9)	(9.2)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$727.1	12.2%	$741.8	12.4%	$(14.7)	(2.0)%
Net revenue days outstanding
(at end of period)	51.5	N/A	53.4	N/A	(1.9)	(3.6)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payer categories.  For the year ended December 31, 2017, our provision for doubtful accounts increased by $62.1 million, or 6.8%, to $971.7 million on a consolidated basis primarily as a result the $72.6 million increase recorded to the provision for doubtful accounts as a result of a change in accounting estimate,  partially offset by a decrease in our provision for doubtful accounts as a result of the sale of Rockdale.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

 Our net revenue days outstanding at December 31, 2017 declined to 51.9 days compared to 53.5 days at December 31, 2016 on a consolidated basis. When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our consolidated net revenue days outstanding were 49.4 days at December 31, 2017.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$3,056.4	48.6%	$3,047.4	47.9%	$9.0	0.3%
Man-hours per equivalent admission	112	N/A	114	N/A	(2)	(1.8)%
Salaries and benefits per equivalent
admission	$4,318	N/A	$4,250	N/A	$68	1.6%
For the year ended December 31, 2017, our salaries and benefits expense increased to $3,056.4 million, or 0.3%, compared to $3,047.4 million for the prior year.  This increase was primarily driven by the use of more expensive contract nursing labor in certain of our markets and the increasing cost of employing a greater number of physicians and their related support staff as evidenced by a 1.6% increase in our salaries and benefits per equivalent admission for the year ended December 31, 2017 compared to the prior year.  Additionally, this increase was partially driven by one additional month of operations for Providence during the year ended December 31, 2017 compared to the prior year.  These increases were partially offset by the sale of Rockdale and labor costs associated with home health and hospice service lines being transferred to IHHP, which we do not consolidate.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our salaries and benefits expense for the year ended December 31, 2017 represented 48.0% of revenues, compared to 47.9% of revenues for the prior year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$1,056.1	16.8%	$1,066.6	16.8%	$(10.5)	(1.0)%
Supplies per equivalent admission	$1,492	N/A	$1,488	N/A	$4	0.3%

For the year ended December 31, 2017, our supplies expense decreased to $1,056.1 million, or 1.0%, compared to $1,066.6 million for the prior year as a result of the sale of Rockdale, in addition to improvements in our cost management strategies through participation in our group purchasing organization.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our supplies expense for the year ended December 31, 2017 represented 16.6% of revenues, compared to 16.8% of revenues for the prior year.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2017 and 2016 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2017	Revenues	2016	Revenues	(Decrease)	(Decrease)
Professional fees	$286.8	4.6%	$276.5	4.3%	$10.3	3.7%
Utilities	114.7	1.8	112.1	1.8	2.6	2.3
Repairs and maintenance	188.4	3.0	186.5	2.9	1.9	1.0
Rents and leases	69.5	1.1	69.3	1.1	0.2	0.3
Insurance	33.9	0.6	76.9	1.2	(43.0)	(56.0)
Physician recruiting	15.1	0.2	17.8	0.3	(2.7)	(15.2)
Contract services	474.2	7.5	468.9	7.4	5.3	1.1
Non-income taxes	184.4	2.9	168.8	2.7	15.6	9.2
Other	154.3	2.5	181.3	2.8	(27.0)	(14.9)
	$1,521.3	24.2%	$1,558.1	24.5%	$(36.8)	(2.4)%

For the year ended December 31, 2017, our other operating expenses decreased to $1,521.3 million, or 2.4%, compared to $1,558.1 million for the prior year primarily as a result of decreases in our insurance expenses and other operating expenses, partially offset by increases in non-income taxes and professional fees.  Our insurance expenses were higher for the year ended December 31, 2016, primarily as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings, as described further in Note 12 to our accompanying consolidated financial statements included elsewhere in this report, and lower for the year ended December 31, 2017, as a result of favorable claims development under our self-insured professional liability program.  Additionally, our other operating expenses decreased during the year ended December 31, 2017 primarily as a result of lower legal and consulting fees and the positive financial performance of certain non-consolidated businesses.  Our non-income taxes were lower during the year ended December 31, 2016 due to favorable gross receipts tax adjustments in certain of our markets.  Lastly, as a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists, in addition to higher subsidies under certain of our professional arrangements where we guarantee minimum levels of service.

When adjusted to exclude the impact of the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, our other operating expenses for the year ended December 31, 2017 represented 23.9% of revenues, compared to 24.5% of revenues for the same period last year.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the year ended December 31, 2017, we recognized $10.7 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $29.9 million recognized in the prior year. Our compliance has and will continue to result in additional costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project; however, our EHR incentive payments decreased and ultimately ended in 2017.

Depreciation and Amortization

For the year ended December 31, 2017, our depreciation and amortization expense increased by $6.0 million, or 1.7% to $350.6 million, or 5.6% of revenues, compared to $344.6 million, or 5.5% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of capital expenditure commitments associated with our hospital acquisitions. We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result. We anticipate that our depreciation and amortization expense for 2018 will be comparable to 2017 as a result of increases in capital expenditures, offset by decreases as a result of the sale of Rockdale and the impact of the write-down of carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values recorded during the year ended December 31, 2017, as further discussed in Note 1 to our accompanying consolidated financial statements included elsewhere in this report.

Interest Expense,  Net

For the year ended December 31, 2017,  our interest expense was $148.8 million, comparable to $149.2 million for the prior year.  For a further discussion of our debt and corresponding interest rates, refer to “Liquidity and Capital Resources — Debt,” included elsewhere in this report.

Other Non-Operating Losses, Net

As more fully discussed in Note 4 to our accompanying consolidated financial statements included elsewhere in this report, we recognized a gain in the aggregate of approximately $28.8 million, $14.4 million when adjusted for the impact of income taxes, or $0.35 earnings per diluted share, during the year ended December 31, 2017 in connection with the transfer of home health agencies and hospices to IHHP.

As more fully discussed in Note 12 to our accompanying consolidated financial statements included elsewhere in this report, we recognized a gain of $18.0 million, $11.4 million net of income taxes, or $0.28 earnings per diluted share, during the year ended December 31, 2017 related to the settlement of a contingent liability previously established in connection with our acquisition of Marquette General Hospital in 2012.

As more fully discussed in Note 3 to our accompanying consolidated financial statements included elsewhere in this report, we recognized a net impairment loss of $12.7 million, $13.2 million when adjusted for the impact of income taxes, or $0.32 loss per diluted share, during the year ended December 31, 2017 in connection with our sale of Rockdale.

As more fully discussed in Note 1 to our accompanying consolidated financial statements included elsewhere in this report, we recognized impairment losses in the aggregate of $43.2 million, $27.3 million net of income taxes, or $0.67 loss per diluted share, during the year ended December 31, 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values.

In connection with various debt transactions entered into during the year ended December 31, 2016, we recognized a loss for debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.32 loss per diluted share. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the year ended December 31, 2016.

Lastly, during the year ended December 31, 2016, we recognized an impairment loss of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $46.9 million, or 0.7% of revenues, for the year ended December 31, 2017, compared to $73.0 million, or 1.1% of revenues, for the prior year.  The decrease in the provision for income taxes for the year ended December 31, 2017 was primarily attributable to a decrease in our income before income taxes for the year ended December 31, 2017 compared to the prior year, in addition to a decrease in our effective tax rate to 31.4% for the year ended December 31, 2017 compared to 37.5% for the prior year.  When adjusted to exclude the increase to the provision for doubtful accounts as a result of a change in accounting estimate, other non-operating gains and losses and the impact of the Tax Act, our effective tax rate for the year ended December 31, 2017 was comparable to the prior year.

Additionally, on December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act,  we have made reasonable estimates of the effects of the Tax Act on our existing deferred tax assets and liabilities and recognized a provisional benefit for income taxes of $18.0 million, or $0.44 earnings per diluted share, for the year ended December 31, 2017. As we complete our analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Supplemental Non-GAAP Information

Refer to “Results of Operations. For the Three Months Ended December 31, 2017 and 2016 — Supplemental Non-GAAP Information” for a description of how we use Adjusted EBITDA, why we believe Adjusted EBITDA is useful to investors and others, and other important information regarding Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the years ended December 31, 2017 and 2016 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Years Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$112.9	1.8%	$131.8	2.1%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(10.5)	(0.2)	(9.9)	(0.2)
Net income attributable to LifePoint Health, Inc.	102.4	1.6	121.9	1.9

Add: Depreciation and amortization	350.6	5.6	344.6	5.5
Interest expense, net	148.8	2.4	149.2	2.3
Other non-operating losses, net	9.1	0.1	23.2	0.3
Provision for income taxes	46.9	0.7	73.0	1.1
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	10.5	0.2	9.9	0.2
Adjusted EBITDA	$668.3	10.6%	$721.8	11.3%

For the Years Ended December 31, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$7,273.6	114.3%	$6,014.4	115.3%
Provision for doubtful accounts	909.6	14.3	800.1	15.3
Revenues	6,364.0	100.0	5,214.3	100.0

Salaries and benefits	3,047.4	47.9	2,496.9	47.9
Supplies	1,066.6	16.8	815.0	15.6
Other operating expenses	1,558.1	24.5	1,246.4	24.0
Other income	(29.9)	(0.5)	(49.7)	(1.0)
Depreciation and amortization	344.6	5.5	279.0	5.3
Interest expense, net	149.2	2.3	114.4	2.2
Other non-operating losses, net	23.2	0.3	9.8	0.2
	6,159.2	96.8	4,911.8	94.2

Income before income taxes	204.8	3.2	302.5	5.8
Provision for income taxes	73.0	1.1	109.5	2.1
Net income	131.8	2.1	193.0	3.7
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(9.9)	(0.2)	(11.1)	(0.2)
Net income attributable to LifePoint Health, Inc.	$121.9	1.9%	$181.9	3.5%

Revenues

The following table presents the components of revenues for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
	2016	2015	Increase	% Increase
Revenues before provision for doubtful accounts	$7,273.6	$6,014.4	$1,259.2	20.9%
Provision for doubtful accounts	909.6	800.1	109.5	13.7
Revenues	$6,364.0	$5,214.3	$1,149.7	22.0

Our revenues before provision for doubtful accounts by payer and approximate percentages of revenues were as follows for the years ended December 31, 2016 and 2015 (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$2,372.8	37.3%	$1,894.9	36.3%
Medicaid	940.5	14.8	855.2	16.4
HMOs, PPOs and other private insurers	2,996.5	47.0	2,393.5	45.9
Self-pay	832.8	13.1	749.0	14.4
Other	131.0	2.1	121.8	2.3
Revenues before provision for doubtful accounts	7,273.6	114.3	6,014.4	115.3
Provision for doubtful accounts	(909.6)	(14.3)	(800.1)	(15.3)
Revenues	$6,364.0	100.0%	$5,214.3	100.0%

Our revenues per equivalent admission were as follows for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015	Increase	% Increase
Revenues per equivalent admission	$8,876	$8,445	$431	5.1%

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

For the year ended December 31, 2016, our revenues before provision for doubtful accounts increased $1,259.2 million, or 20.9%, to $7,273.6 million compared to $6,014.4 million for the prior year. This increase was primarily a result of our 2016 and 2015 acquisitions, higher contracted rates from HMOs, PPOs and other private insurers, higher acuity services as well as improvements in equivalent admissions.

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

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payer categories. For the year ended December 31, 2016, our provision for doubtful accounts increased by $109.5 million, or 13.7%, to $909.6 million on a consolidated basis compared to the prior year. This increase was primarily a result of our 2016 and 2015 acquisitions.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Additionally, our net revenue days outstanding at December 31, 2016 increased to 53.5 days compared to 51.3 days at December 31, 2015 on a consolidated basis, primarily as a result of growth in our outstanding accounts receivable generated in connection with billing delays caused by the implementation of a new physician coding and billing system in one of our markets.

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

For the year ended December 31, 2016, our salaries and benefits expense increased to $3,047.4 million, or 22.0%, compared to $2,496.9 million for the prior year primarily as a result of our 2016 and 2015 acquisitions and the impact of an increasing number of employed physicians and their related support staff.

 Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$1,066.6	16.8%	$815.0	15.6%	$251.6	30.9%
Supplies per equivalent admission	$1,488	N/A	$1,320	N/A	$168	12.7%

For the year ended December 31, 2016, our supplies expense increased to $1,066.6 million, or 30.9%, compared to $815.0 million for the prior year primarily as a result of our 2016 and 2015 acquisitions in addition to a higher utilization of more expensive supplies in areas such as orthopedics, pharmacy and oncology.  These increases were partially offset by improvements as a result of generic drug substitutions, monitoring of physician preference items and growth within our group purchasing organization.

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

For the year ended December 31, 2016, our other operating expenses increased to $1,558.1 million, or 25.0%, compared to $1,246.4 million for the prior year primarily as a result of our 2016 and 2015 acquisitions as well as increases in our professional fees, contract services and insurance expenses. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Additionally, our contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in revenues as well as additional contract services associated with an increasing number of employed physicians. Lastly, we experienced an increase in our insurance expenses for the year ended December 31, 2016 as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings as described further in Note 12 to our accompanying consolidated financial statements included elsewhere in this report.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the year ended December 31, 2016, we recognized $29.9 million in Medicare and Medicaid EHR incentive payments, collectively, compared to $49.7 million recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2016, our depreciation and amortization expense increased by $65.6 million, or 23.5% to $344.6 million, or 5.5% of revenues, compared to $279.0 million, or 5.3% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of our 2016 and 2015 acquisitions and as a result of increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.

Interest Expense, Net

For the year ended December 31, 2016, our interest expense increased by $34.8 million, or 30.4%, to $149.2 million, compared to $114.4 million for the prior year.  The increase in our interest expense is attributable to an increase in our weighted average total debt during 2016 as compared to 2015.  On December 4, 2015, we issued $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024 and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes due October 1, 2020 on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, refer to “Liquidity and Capital Resources — Debt.”

Other Non-Operating Losses, Net

In connection with various debt transactions entered into during the year ended December 31, 2016, we recognized a loss for debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.32 loss per diluted share. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the year ended December 31, 2016.

Additionally, during the year ended December 31, 2016, we recognized an impairment loss of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

During the year ended December 31, 2015, we recognized impairment losses of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, in connection with the sale of Putnam Community Medical Center, effective May 1, 2015. The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement. Additionally, during the year ended December 31, 2015, we recognized impairment losses of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

Lastly, during the year ended December 31, 2015, we recorded a bargain purchase gain of approximately $4.0 million, $2.5 million net of income taxes, or $0.05 earnings per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with our acquisition of a hospital, exceeding the total cash consideration paid.

Provision for Income Taxes

Our provision for income taxes was $73.0 million, or 1.1% of revenues, for the year ended December 31, 2016, compared to $109.5 million, or 2.1% of revenues, for the prior year.  The decrease in the provision for income taxes for the year ended December 31, 2016 was primarily attributable to a decrease in our income before income taxes for the year ended December 31, 2016, compared to the prior year.  Additionally, our effective tax rate decreased slightly to 37.5% for the year ended December 31, 2016, compared to 37.6% for the prior year.

Supplemental Non-GAAP Information

Refer to “Results of Operations. For the Three Months Ended December 31, 2017 and 2016 — Supplemental Non-GAAP Information” for a description of how we use Adjusted EBITDA, why we believe Adjusted EBITDA is useful to investors and others, and other important information regarding Adjusted EBITDA.

The following table sets forth Adjusted EBITDA for the years ended December 31, 2016 and 2015 and reconciles Adjusted EBITDA to net income, the most comparable GAAP measure (in millions):

	Years Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$131.8	2.1%	$193.0	3.7%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(9.9)	(0.2)	(11.1)	(0.2)
Net income attributable to LifePoint Health, Inc.	121.9	1.9	181.9	3.5

Add: Depreciation and amortization	344.6	5.5	279.0	5.3
Interest expense, net	149.2	2.3	114.4	2.2
Other non-operating losses, net	23.2	0.3	9.8	0.2
Provision for income taxes	73.0	1.1	109.5	2.1
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	9.9	0.2	11.1	0.2
Adjusted EBITDA	$721.8	11.3%	$705.7	13.5%

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  The Senior Credit Agreement matures on June 10, 2021 and provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”).  Throughout 2017, we borrowed and subsequently repaid $205.0 million under the Revolving Facility for general corporate purposes.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Net cash provided by operating activities	$471.6	$435.2	$627.1
Less: Purchases of property and equipment	(474.2)	(399.5)	(274.7)
Free operating cash flow	(2.6)	35.7	352.4
Acquisitions, net of cash acquired	(5.8)	(121.1)	(619.4)
Proceeds from sale of businesses	110.0	-	18.8
Proceeds from borrowings	205.0	1,350.0	500.0
Payments of borrowings	(222.5)	(1,186.3)	(16.9)
Repurchases of common stock	(76.1)	(233.1)	(134.5)
Payments of debt financing costs	(0.5)	(30.0)	(7.2)
Proceeds from exercise of stock options	16.1	12.1	11.5
Other	(7.7)	(15.2)	(12.2)
Net change in cash and cash equivalents	$15.9	$(187.9)	$92.5

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

Our cash flows provided by operating activities for the year ended December 31, 2017 compared to 2016 were positively impacted by increases in the amount and differences in the timing of cash collections of outstanding accounts receivable, partially offset by increases in the amount and differences in the timing of cash payments for self-insurance claims, income taxes, accounts payable and accrued expenses.

Our cash flows provided by operating activities for the year ended December 31, 2016 compared to 2015 were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the normal revenue cycle build-up of accounts receivable at certain of our recently acquired hospitals where we did not acquire outstanding accounts receivable.  Additionally, our cash flows provided by operating activities for the year ended December 31, 2016 as compared to 2015 were negatively impacted by increases in the amount and differences in the timing of payments for income taxes and interest and a decrease in the amount and differences in the timing of receipts related to certain Medicaid DSH programs. These decreases were partially offset by decreases in the amount and differences in the timing of payments for accounts payable and accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our facilities to add new technologies, modernize facilities and expand the services available. These investments are designed to assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$126.1	2.0%	$158.5	2.5%	$126.4	2.4%
Growth capital	288.5	4.6	143.9	2.3	79.8	1.5
Information systems	59.6	0.9	97.1	1.5	68.5	1.3
	$474.2	7.5%	$399.5	6.3%	$274.7	5.2%

Depreciation expense	$348.7		$342.4		$276.7

Ratio of capital expenditures to
depreciation expense	136.0%		116.7%		99.3%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during 2017 is as follows (in millions):

					Amortization of
		Proceeds		Payments of	Debt Issuance
	December 31,	from	Payments of	Debt Financing	Costs and	New Capital	December 31,
	2016	Borrowings	Borrowings	Costs	Premium	Leases	2017
Senior Credit Agreement:
Term Facility	$691.3	$-	(17.5)	-	-	-	$673.8
Revolving Facility	-	205.0	(205.0)	-	-	-	-
5.5% Senior Notes	1,100.0	-	-	-	-	-	1,100.0
5.875% Senior Notes	500.0	-	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	-	500.0
Unamortized debt issuance costs
and premium	(21.9)	-	-	(0.5)	3.8	-	(18.6)
Capital leases and financing
obligations	144.9	-	(5.1)	-	-	4.7	144.5
	$2,914.3	$205.0	$(227.6)	$(0.5)	$3.8	$4.7	$2,899.7

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at December 31, 2017 and 2016 (dollars in millions):

	December 31,	December 31,	Increase
	2017	2016	(Decrease)
Current portion of long-term debt	$22.3	$22.3	$-
Long-term debt, net	2,877.4	2,892.0	(14.6)
Unamortized debt issuance costs and premium	18.6	21.9	(3.3)
Total debt, excluding unamortized debt issuance costs
and premium	2,918.3	2,936.2	(17.9)
Total LifePoint Health, Inc. stockholders' equity	2,242.5	2,180.4	62.1
Total capitalization	$5,160.8	$5,116.6	$44.2
Total debt to total capitalization	56.5%	57.4%	(90)	bps

Percentage of total debt:
Fixed rate debt	76.9%	76.5%
Variable rate debt	23.1	23.5
	100.0%	100.0%

Liquidity and Capital Resources Outlook

We expect total capital expenditures to continue to be elevated and in a range of $475.0 million and $500.0 million for 2018, primarily a result of ongoing capital commitments in connection with several of our acquired facilities.  As part of our current acquisition strategy, we expect capital expenditure commitments to be a significant component of future acquisitions.  At December 31, 2017, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,305.1 million, which generally have remaining terms of four to eight years.

At December 31, 2017, we had uncompleted projects with an estimated additional cost to complete of approximately $358.7 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  We believe that our internally generated cash flows and borrowings available under the Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

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

The following table summarizes our significant contractual obligations as of December 31, 2017 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2018	2019 - 2020	2021 - 2022	After 2022
Long-term debt obligations (a)	$3,450.3	$159.2	$342.4	$1,879.0	$1,069.7
Capital expenditure obligations (b)	1,305.1	227.1	256.6	215.9	605.5
Capital and financing lease obligations (c)	189.4	16.2	33.2	99.4	40.6
Operating lease obligations (d)	152.5	36.8	47.6	31.6	36.5
Other liabilities (e)	214.9	61.1	65.2	30.8	57.8
Purchase obligations (f)	778.3	275.6	334.2	154.8	13.7
Total	$6,090.5	$776.0	$1,079.2	$2,411.5	$1,823.8

______________

.00
(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations.  These amounts exclude our unamortized debt issuance costs and premium and related non-cash amortization.  These obligations are explained further in Note 6 to our consolidated financial statements included elsewhere in this report.  We used the 3.32% effective interest rate at December 31, 2017 for our $673.8 million outstanding Term Facility to estimate interest payments on this variable rate debt instrument.

c
(b)

We are subject to annual capital expenditure commitments in connection with many of our facilities.   Additionally, we had projects under construction with an estimated additional cost to complete of approximately $358.7 million as of December 31, 2017. However, because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.

(c)

Included in capital leases and financing obligations are the future cash payments, including interest, due under our capital lease and financing obligation agreements. These obligations are explained further in Note 12 to our consolidated financial statements included elsewhere in this report.

(d)

This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 12 to our consolidated financial statements included elsewhere in this report.

(e)

Included in other liabilities are the current and long-term portions of our reserves for self-insurance claims of $52.5 million and $140.9 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments.  Refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.  Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plans sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.

(f)  The following table summarizes our significant purchase obligations as of December 31, 2017 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2018	2019 - 2020	2021 - 2022	After 2022
Shared centralized resource model agreements (1)	$346.4	$73.2	$142.0	$131.2	$-
IT Services (2)	100.4	34.4	37.7	18.6	9.7
GEMS obligations (3)	141.2	47.1	94.1	-	-
Other purchase obligations (4)	190.3	120.9	60.4	5.0	4.0
Total	$778.3	$275.6	$334.2	$154.8	$13.7

(1)

We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from one to five years.

(2)

We have various arrangements with third parties to provide information technology services, including, but not limited to, financial, clinical, patient accounting and other information services to us under contracts ranging from one to seven years.

(3)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2020.
(4)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2017.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $20.0 million as of December 31, 2017, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Revenue Recognition and Accounts Receivable

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payers and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payers such as HMOs, PPOs and other private insurers, are generally less than our established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, our revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts and a provision for doubtful accounts.

Approximately 100.7%, 99.1% and 98.6% of our revenues during the years ended December 31, 2017, 2016 and 2015, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2017	2016	2015
Medicare	38.6%	37.3%	36.3%
Medicaid	15.2	14.8	16.4
HMO's, PPO's and other private insurers	46.9	47.0	45.9

Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided. For certain payers, such as Medicare, Medicaid, as well as some managed care payers with which we have contractual arrangements, the contractual allowances are calculated by computerized logging systems based on defined payment terms. For other payers, the contractual allowances are determined based on historical data by insurance plan. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual experience.

We monitor our processes for calculating contractual allowances through:

•	review of payment discrepancy reports for logged payers;
•	analysis of historical contractual allowance trends based on actual claims paid by HMOs, PPOs and other private insurers;
•	review of contractual allowance information reflecting current contract terms;
•	consideration and analysis of changes in charge rates and payer mix reimbursement levels; and
•	other issues that may impact contractual allowances.

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. The net adjustments to estimated cost report settlements and other government reimbursements had the following impact to our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in millions, except per share amounts):

			Diluted
	Revenues	Net Income	Earnings Per Share
Year ended December 31, 2017	$24.7	$15.7	$0.38
Year ended December 31, 2016	$12.9	$8.1	$0.19
Year ended December 31, 2015	$3.8	$2.4	$0.05
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

HMOs, PPOs and Other Private Insurers

Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers (collectively “managed care plans”) are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our consolidated financial statements based on payer  specific identification and payer specific factors for rate increases and denials. For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled.

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2017 were changed by 1%, our net income would change by approximately $56.9 million, or $1.39 per diluted share. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts.  Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2017 and 2016 was $1,020.2 million and $891.2 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015, was $971.7 million, $909.6 million and $800.1 million, respectively. During the year ended December 31, 2017, we recorded an increase to our provision for doubtful accounts of $72.6 million, $46.0 million net of income taxes, or $1.13 loss per diluted share, as a result of a change in our accounting estimate of the collectability of accounts receivable.  We are in the process of installing new systems, developing enhanced analytical procedures and updating our estimation processes in order to centralize and standardize our processes for estimating the collectability of these accounts.  In connection with these implementation efforts, we identified additional information which indicated that our current collection estimates might be different from our historical collection estimates. We utilized this new information to further refine our estimation procedures to more precisely estimate the collectability of accounts receivable at a more detailed and disaggregated level.  The change in our estimation procedures of the collectability of our accounts receivable is considered a change in accounting estimate in accordance with ASC 250-10.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories as of December 31, 2017 and 2016 are presented below (in millions):

	December 31, 2017
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$1,360.4	79.8%	$285.5	25.9%	$1,645.9	58.6%
91 to 150 days	117.6	6.9	182.1	16.5	299.7	10.7
151 to 360 days	165.7	9.7	485.6	44.1	651.3	23.2
Over 361	61.5	3.6	148.1	13.5	209.6	7.5
	$1,705.2	100.0%	$1,101.3	100.0%	$2,806.5	100.0%

	December 31, 2016
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$1,393.5	77.6%	$283.2	27.7%	$1,676.7	59.4%
91 to 150 days	139.4	7.8	183.7	17.9	323.1	11.5
151 to 360 days	189.7	10.5	449.9	43.9	639.6	22.7
Over 361	73.0	4.1	107.6	10.5	180.6	6.4
	$1,795.6	100.0%	$1,024.4	100.0%	$2,820.0	100.0%

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

In general, we perform the following steps in collecting accounts receivable:

•	if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided;
•	billing and follow-up with third party payers;
•	collection calls;
•	utilization of collection agencies; and
•	if collection efforts are unsuccessful, write-off of the accounts.

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

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance. Specifically, we monitor the revenue trends by payer classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables, historic payment patterns and other factors such as revenue days in accounts receivable.

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payer mix and trends in federal or state governmental healthcare coverage or other third party payers. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2017, our net income would change by approximately $7.6 million, or diluted earnings per share of $0.19. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2017 and 2016 was $1,737.8 million and $1,777.9 million, respectively. Refer to Note 5 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. Our business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of us based on our future discounted cash flows, and the market approach, which estimates the fair value of us based on comparable market prices. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes in legislation and other payer payment patterns.

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2017, 2016 and 2015, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention and deductible levels.  Our deductible level for professional liability claims is $5.0 million per claim at December 31, 2017 with a $5.0 million inner aggregate per claim. Additionally, we participate in state specific professional liability programs in Indiana, Kansas, New Mexico, Pennsylvania and Wisconsin. As of December 31, 2017, our deductible level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.42%, 1.31% and 1.35% at December 31, 2017, 2016 and 2015, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2017 and 2016 (in millions):

	December 31,	December 31,
	2017	2016
Undiscounted	$200.8	$251.7
Discounted (as reported)	$193.4	$242.6

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2017 and 2016 (in millions):

	2017	2016
Reserve at the beginning of the period	$242.6	$196.2
Increase for the provision of current year claims	55.9	96.3
Decrease for the provision of prior year claims	(32.4)	(31.0)
Payments related to current year claims	(4.8)	(5.4)
Payments related to prior year claims	(66.1)	(34.5)
Provision for the change in discount rate	(0.8)	0.2
Noncash change in reserve for claims in excess of self-insured retention levels	(1.0)	12.9
Liability assumed in acquisition	-	7.9
Reserve at the end of the period	$193.4	$242.6

As of December 31, 2017 and 2016, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

Ultimately, from an actuarial standpoint, the sensitivity in the estimates of reserves for self-insured claims is reflected in the various actuarial confidence levels. Our best estimate of our reserves for self-insured claims utilizes a statistical confidence level that is 50%. Higher statistical confidence levels, while not representative of our best estimate, reflect reasonably likely outcomes upon the ultimate resolution of related claims. Using a higher statistical confidence level would increase the estimated reserves for self-insured claims. A 25% increase in our utilized statistical confidence level would increase our estimated reserve by $21.7 million.  Changes in our estimates of reserves for self-insured claims are non-cash charges and accordingly, do not impact our liquidity or capital resources.

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annual actuarial calculations resulted in changes to our reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2017, 2016 and 2015, our related self-insured claims expense decreased by $32.4 million, $31.0 million and $21.7 million, which increased net income by approximately $20.6 million, $19.4 million and $13.5 million, or $0.50, $0.45 and $0.29 per diluted share, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with our stockholder-approved 2013 Long-Term Incentive Plan, which was amended and restated effective June 6, 2017 (the “2013 LTIP”). We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.  Our stock-based compensation expense was $25.4 million,  $22.0 million and $35.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We estimate the fair value of stock options granted using a binomial lattice option valuation model and a single option award approach. We use a binomial lattice option valuation model because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given our relatively large pool of unexercised options, we believe a binomial lattice option valuation model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three or four years. The stock options vest at either 33.3% or 25% on each grant anniversary date over three or four years of continued employment.

The following table shows the weighted average assumptions we used to develop the fair value estimates under our binomial lattice option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected volatility	32.9%	32.2%	29.0%
Risk-free interest rate	2.37%	1.76%	2.20%
Expected dividends	-	-	-
Average expected term (years)	6.1	5.9	5.3
Fair value per share of stock options granted	$21.42	$19.58	$18.66

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2017 were 10% higher, our net income would decrease by approximately $1.0 million, or $0.03 loss per diluted share.

Generally, the fair value of our restricted stock unit awards is determined based on the closing price of our common stock on the trading date immediately prior to the grant date. However, 144,535, 159,248 and 145,000 of the restricted stock units granted during the years ended December 31, 2017, 2016 and 2015, respectively, were performance-based restricted stock units, subject to the achievement of a combination of performance and/or market conditions. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three or four years.

The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2017 is based on the Company’s achievement of annually established targets for diluted earnings per share for each of 2017, 2018 and 2019.  The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2016 is based on the Company’s actual Adjusted EBITDA financial performance for hospital acquisitions completed in 2014 and 2015 compared to the pro forma Adjusted EBITDA target for this same group of hospitals.  Additionally, the market condition for the targeted performance-based restricted stock units granted during each of the years ended December 31, 2017, 2016 and 2015 are based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.

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

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations.  Our deferred tax asset balances in our consolidated balance sheets were $285.2 million and $364.7 million as of December 31, 2017 and 2016, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $95.3 million and $77.6 million as of December 31, 2017 and 2016, respectively.

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

Our deferred tax assets exceeded our deferred tax labilities by $63.0 million as of December 31, 2017, excluding the impact of valuation allowances. Historically, we have produced federal taxable income, and as such, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the state valuation allowance of $95.3 million at December 31, 2017.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2017, we would incur approximately $9.0 million of additional tax payments for 2017 plus interest and penalties, if applicable.

Additionally, on December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act,  we have made reasonable estimates of the effects of the Tax Act on our existing deferred tax assets and liabilities and recognized a provisional benefit for income taxes of $18.0 million, or $0.44 earnings per diluted share, for the year ended December 31, 2017. As we complete our analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Segment Reporting

We provide healthcare services primarily through our ownership and operation of community hospitals and regional health systems, certain of which provide related healthcare services through physician practices, outpatient centers, and post-acute facilities.   Accordingly, we  have one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”. Additionally, we have one reporting unit for goodwill impairment testing in accordance with ASC 350-10.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2017, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,918.3 million, 23.1%, or $673.8 million, of which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of December 31, 2017 was 100 basis points higher during the year ended December 31, 2017, our net income would have decreased by approximately $4.3 million, or $0.10 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2017. As a result, the interest rate market risk implicit in these investments at December 31, 2017, if any, is low.

Item 8.  Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Our Company — Executive Officers of the Company” included in our proxy statement relating to our 2018 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2018 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the information contained under the caption “Our Company — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2018 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Board of Directors — Director Nomination Process” included in our proxy statement relating to our 2018 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2018 annual meeting of stockholders.

Item 11.  Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,”  “Our Company — Corporate Controls — Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2018 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Our Shareholders — Ownership of Equity Securities of the Company” and “Executive Compensation — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2018 annual meeting of stockholders.

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

The following table provides aggregate information as of December 31, 2017, with respect to shares of common stock that may be issued in accordance with our equity compensation plans:

Number of Securities
Available for Future
	Number of Securities				Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		( c )
Equity Compensation Plans Approved by
Security Holders	4,450,501	(1)	$53.03	(2)	2,565,710	(3)
Equity Compensation Plans not Approved
by Security Holders	None		None		None
Total	4,450,501		$53.03		2,565,710

_________________

(1)	Includes the following:
•	4,445,537 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 1998 LTIP and the 2013 LTIP; and
•	4,964 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)

Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:
•	2,538,497 shares of common stock available for issuance in accordance with the 2013 LTIP; and

27,213 shares of common stock available for issuance in accordance with the Amended and Restated Management Stock Purchase Plan (the “MSPP”).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Controls —Independence and Related Person Transactions” and “Board of Directors — Board Meetings and Committees”  included in our proxy statement relating to our 2018 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “—  Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2018 annual meeting of stockholders.

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

Extension to Computer and Data Processing Agreement, dated December 27, 2017, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.4	—

Credit Agreement, dated as of June 10, 2016, among LifePoint Health, Inc., as borrower, the lenders referred to therein, and Citibank, N.A. as administrative agent (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 13, 2016, File No. 000-51251).

10.5	—

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

10.6	—

Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*

10.7	—

Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*

10.8	—

LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*

10.9	—

First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

10.10	—

Amendment No. 2 to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed June 6, 2014, File No. 000-51251).*

10.11	—

LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 16, 2008, File No. 000-51251).*

10.12	—

Amendment One to LifePoint Hospitals, Inc. Change in Control Severance Plan (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 000-51251).*

10.13	—

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

10.14	—

Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*

10.15	—

Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

10.16	—

LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*

10.17	—

LifePoint Health Deferred Compensation Plan Amended and Restated Effective January 1, 2016 (incorporated by reference from exhibits to the LifePoint Health, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, File No. 000-51251).*

10.18	—

Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

10.19	—

First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 17, 2012, File No. 000-51251).*

10.20	—

Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 20, 2008, File No. 000-51251).*

10.21	—

LifePoint Health, Inc. 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Health, Inc. Proxy Statement filed April 25, 2017, File No. 000-51251).*

10.22	—

 Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement for the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

10.23	—

Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.24	—

 Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

10.25	—

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*

10.26	—

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

10.29	—

Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 000-51251).*

10.30	—

Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 000-51251).*

10.31	—

Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 000-51251).*

10.32	—

Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

10.33	—

Voluntary Resignation and General Release Agreement dated February 14, 2017 between Paul D. Gilbert and HSCGP, LLC (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 000-51251).*

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

The Company assessed its internal control system as of December 31, 2017 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, the Company has determined that, as of December 31, 2017, its system of internal control over financial reporting was effective.

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
Brentwood, Tennessee February 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifePoint Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LifePoint Health, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LifePoint Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of LifePoint Health, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017,  and the related notes and our report and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifePoint Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LifePoint Health, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Nashville, Tennessee

February 23, 2018

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(In millions, except per share amounts)

	2017	2016	2015
Revenues before provision for doubtful accounts	$7,263.1	$7,273.6	$6,014.4
Provision for doubtful accounts	971.7	909.6	800.1
Revenues	6,291.4	6,364.0	5,214.3

Salaries and benefits	3,056.4	3,047.4	2,496.9
Supplies	1,056.1	1,066.6	815.0
Other operating expenses	1,521.3	1,558.1	1,246.4
Other income	(10.7)	(29.9)	(49.7)
Depreciation and amortization	350.6	344.6	279.0
Interest expense, net	148.8	149.2	114.4
Other non-operating losses, net	9.1	23.2	9.8
	6,131.6	6,159.2	4,911.8

Income before income taxes	159.8	204.8	302.5
Provision for income taxes	46.9	73.0	109.5
Net income	112.9	131.8	193.0
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(10.5)	(9.9)	(11.1)
Net income attributable to LifePoint Health, Inc.	$102.4	$121.9	$181.9

Weighted average shares outstanding - basic	39.9	42.0	43.9
Effect of dilutive securities:
Stock options and other stock-based awards	0.9	1.2	2.2
Weighted average shares outstanding - diluted	40.8	43.2	46.1

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$2.57	$2.90	$4.14
Diluted	$2.51	$2.82	$3.95

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(In millions)

	2017	2016	2015
Net income	$112.9	$131.8	$193.0

Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on changes in funded status of pension benefit obligations, net of benefit (provision) for income taxes of $0.4, $0.1 and
($0.9) for the years ended December 31, 2017, 2016 and 2015, respectively	(0.8)	(0.1)	1.7
Other comprehensive (loss) income	(0.8)	(0.1)	1.7

Comprehensive income	112.1	131.7	194.7
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(10.5)	(9.9)	(11.1)
Comprehensive income attributable to LifePoint Health, Inc.	$101.6	$121.8	$183.6

LIFEPOINT HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2017 and 2016

(In millions)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$112.0	$96.1
Accounts receivable, less allowances for doubtful accounts of $1,020.2 and $891.2 at
December 31, 2017 and 2016, respectively	822.4	912.7
Inventories	153.1	154.3
Prepaid expenses	67.2	71.9
Other current assets	110.5	80.3
	1,265.2	1,315.3
Property and equipment:
Land	182.4	191.6
Buildings and improvements	2,564.7	2,601.6
Equipment	2,340.4	2,237.7
Construction in progress (estimated costs to complete after December 31, 2017 is $358.7)	353.8	178.3
	5,441.3	5,209.2
Accumulated depreciation	(2,351.0)	(2,142.4)
	3,090.3	3,066.8

Intangible assets, net	76.3	80.3
Other long-term assets	116.8	78.7
Goodwill	1,737.8	1,777.9
Total assets	$6,286.4	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210.3	$261.2
Accrued salaries	216.3	212.9
Other current liabilities	296.0	291.8
Current maturities of long-term debt	22.3	22.3
	744.9	788.2

Long-term debt, net	2,877.4	2,892.0
Deferred income taxes	32.3	50.0
Long-term portion of reserves for self-insurance claims	140.9	161.5
Other long-term liabilities	80.1	85.2
Total liabilities	3,875.6	3,976.9

Redeemable noncontrolling interests	125.0	113.7

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,990,507 and 67,301,082
shares issued at December 31, 2017 and 2016, respectively	0.7	0.7
Capital in excess of par value	1,620.8	1,584.2
Accumulated other comprehensive loss	(3.6)	(2.8)
Retained earnings	1,879.3	1,776.9
Common stock in treasury, at cost, 28,632,630 and 27,358,126 shares at December 31, 2017
and 2016, respectively	(1,254.7)	(1,178.6)
Total LifePoint Health, Inc. stockholders' equity	2,242.5	2,180.4
Noncontrolling interests	43.3	48.0
Total equity	2,285.8	2,228.4
Total liabilities and equity	$6,286.4	$6,319.0

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(In millions)

	2017	2016	2015
Cash flows from operating activities:
Net income	$112.9	$131.8	$193.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25.4	29.4	30.0
Depreciation and amortization	350.6	344.6	279.0
Other non-cash amortization	11.9	15.3	17.1
Other non-operating losses, net	9.1	23.2	9.8
Deferred income taxes	(17.3)	(44.7)	(14.4)
Reserve for self-insurance claims, net of payments	(34.5)	25.4	17.9
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	75.5	(123.7)	38.7
Inventories, prepaid expenses and other current assets	(31.9)	(24.8)	19.9
Accounts payable, accrued salaries and other current liabilities	33.7	45.7	(24.7)
Income taxes payable/receivable	(55.5)	18.9	61.9
Other	(8.3)	(5.9)	(1.1)
Net cash provided by operating activities	471.6	435.2	627.1

Cash flows from investing activities:
Purchases of property and equipment	(474.2)	(399.5)	(274.7)
Acquisitions, net of cash acquired	(5.8)	(121.1)	(619.4)
Proceeds from sale of businesses	110.0	-	18.8
Other	0.5	(0.1)	(1.0)
Net cash used in investing activities	(369.5)	(520.7)	(876.3)

Cash flows from financing activities:
Proceeds from borrowings	205.0	1,350.0	500.0
Payments of borrowings	(222.5)	(1,186.3)	(16.9)
Repurchases of common stock	(76.1)	(233.1)	(134.5)
Payments of debt financing costs	(0.5)	(30.0)	(7.2)
Proceeds from exercise of stock options	16.1	12.1	11.5
Other	(8.2)	(15.1)	(11.2)
Net cash (used in) provided by financing activities	(86.2)	(102.4)	341.7

Change in cash and cash equivalents	15.9	(187.9)	92.5
Cash and cash equivalents at beginning of period	96.1	284.0	191.5
Cash and cash equivalents at end of period	$112.0	$96.1	$284.0

Supplemental disclosure of cash flow information:
Interest payments	$139.1	$138.8	$103.2
Capitalized interest	$8.2	$5.1	$2.2
Income tax payments, net	$119.7	$98.6	$62.0

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(In millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (Loss)	Earnings	Stock	Interests	Total
Balance at January 1, 2015	44.6	$0.7	$1,496.2	$(4.4)	$1,473.1	$(811.0)	$27.3	$2,181.9
Net income	-	-	-	-	181.9	-	1.7	183.6
Other comprehensive income	-	-	-	1.7	-	-	-	1.7
Exercise of stock options and tax benefits
of stock-based awards	0.3	-	19.4	-	-	-	-	19.4
Stock-based compensation	-	-	30.0	-	-	-	-	30.0
Repurchases of common stock, at cost	(1.8)	-	-	-	-	(134.5)	-	(134.5)
Issuance of warrant and reclassification
of warrant liability	-	-	13.7	-	-	-	-	13.7
Fair value adjustments related to
redeemable noncontrolling interests	-	-	(3.6)	-	-	-	-	(3.6)
Non-cash change in noncontrolling
interests as a result of acquisition
and other	-	-	0.7	-	-	-	18.3	19.0
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(2.4)	(2.4)
Balance at December 31, 2015	43.1	0.7	1,556.4	(2.7)	1,655.0	(945.5)	44.9	2,308.8
Net income (loss)	-	-	-	-	121.9	-	(1.6)	120.3
Other comprehensive loss	-	-	-	(0.1)	-	-	-	(0.1)
Exercise of stock options and tax benefits
of stock-based awards	0.7	-	12.1	-	-	-	-	12.1
Stock-based compensation	-	-	29.4	-	-	-	-	29.4
Repurchases of common stock, at cost	(3.9)	-	-	-	-	(233.1)	-	(233.1)
Fair value adjustments related to
redeemable noncontrolling interests	-	-	(8.0)	-	-	-	-	(8.0)
Non-cash change in noncontrolling
interests as a result of acquisition
and other	-	-	(5.7)	-	-	-	6.6	0.9
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.9)	(1.9)
Balance at December 31, 2016	39.9	0.7	1,584.2	(2.8)	1,776.9	(1,178.6)	48.0	2,228.4
Net income (loss)	-	-	-	-	102.4	-	(1.2)	101.2
Other comprehensive loss	-	-	-	(0.8)	-	-	-	(0.8)
Exercise of stock options	0.7	-	16.1	-	-	-	-	16.1
Stock-based compensation	-	-	25.4	-	-	-	-	25.4
Repurchases of common stock, at cost	(1.3)	-	-	-	-	(76.1)	-	(76.1)
Fair value adjustments related to
redeemable noncontrolling interests	-	-	(4.9)	-	-	-	-	(4.9)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(3.5)	(3.5)
Balance at December 31, 2017	39.3	$0.7	$1,620.8	$(3.6)	$1,879.3	$(1,254.7)	$43.3	$2,285.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $232.2  million, $223.5 million and $235.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of December 31, 2017 and December 31, 2016 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Senior Credit Agreement:
Term Facility	$673.8	$691.3	$673.8	$684.4
5.5% Senior Notes	$1,100.0	$1,100.0	$1,117.9	$1,127.5
5.875% Senior Notes	$500.0	$500.0	$504.4	$503.8
5.375% Senior Notes	$500.0	$500.0	$498.1	$483.1

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).

Revenue Recognition and Accounts Receivable

Overview

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payers and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payers such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

Change in Accounting Estimate

During the year ended December 31, 2017, the Company recorded an increase to its provision for doubtful accounts of $72.6 million, $46.0 million net of income taxes, or $1.13 loss per diluted share, as a result of a change in its accounting estimate of the collectability of accounts receivable.  The Company is in the process of installing new systems, developing enhanced analytical procedures and updating its estimation processes in order to centralize and standardize its processes for estimating the collectability of these accounts.  In connection with these implementation efforts, the Company identified additional information which indicated that its current collection estimates might be different from its historical collection estimates.  Management utilized this new information to further refine its estimation procedures to more precisely estimate the collectability of accounts receivable at a more detailed and disaggregated level.  The Company’s change in its estimation procedures of the collectability of its accounts receivable is considered a change in accounting estimate in accordance with ASC 250-10 “Accounting Changes and Error Corrections.”

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Payer Mix

The Company’s revenues by payer and approximate percentages of revenues were as follows for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017		2016		2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$2,430.1	38.6%	$2,372.8	37.3%	$1,894.9	36.3%
Medicaid	955.0	15.2	940.5	14.8	855.2	16.4
HMOs, PPOs and other private insurers	2,952.5	46.9	2,996.5	47.0	2,393.5	45.9
Self-pay	797.4	12.7	832.8	13.1	749.0	14.4
Other	128.1	2.0	131.0	2.1	121.8	2.3
Revenues before provision for
doubtful accounts	7,263.1	115.4	7,273.6	114.3	6,014.4	115.3
Provision for doubtful accounts	(971.7)	(15.4)	(909.6)	(14.3)	(800.1)	(15.3)
Revenues	$6,291.4	100.0%	$6,364.0	100.0%	$5,214.3	100.0%

When adjusted to exclude the impact of the $72.6 million increase to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate, the Company’s revenues before provision for doubtful accounts from Medicare, Medicaid and HMOs, PPOs and other private insurers for the year ended December 31, 2017 represented 38.2%,  15.0% and 46.4% of revenues, respectively, and its provision for doubtful accounts for the year ended December 31, 2017 represented 14.1% of revenues.

Contractual Discounts and Cost Report Settlements

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from its established billing rates. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s accompanying consolidated statements of income.

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements and other government reimbursements had the following impact to the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in millions, except per share amounts):

			Diluted
	Revenues	Net Income	Earnings Per Share
Year ended December 31, 2017	$24.7	$15.7	$0.38
Year ended December 31, 2016	$12.9	$8.1	$0.19
Year ended December 31, 2015	$3.8	$2.4	$0.05

The net cost report settlements due to the Company were approximately $2.7 million and $3.5 million at December 31, 2017 and 2016, respectively, and are included in the accompanying consolidated balance sheets under the caption “Accounts receivable”.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage.  The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2017, 2016 and 2015, the Company estimates that its costs of care provided under its charity care programs approximated $27.3  million, $32.5 million and $23.3 million, respectively.  The Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

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

The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, historical cash collection experience, revenue trends by payer classification and revenue days in accounts receivable.  Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

		Additions	Accounts
	Balances at	Recognized as	Written Off,
	Beginning of	a Reduction to	Net of	Balances at
	Year	Revenues	Recoveries	End of Year
Year ended December 31, 2017	$891.2	$971.7	$(842.7)	$1,020.2
Year ended December 31, 2016	$796.8	$909.6	$(815.2)	$891.2
Year ended December 31, 2015	$709.5	$800.1	$(712.8)	$796.8

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 55.4% and 49.4% as of December 31, 2017 and 2016, respectively.  The increase in the allowances for doubtful accounts as a percentage of accounts receivable as of December 31, 2017 compared to December 31, 2016 is primarily related to the $72.6 million increase recorded to the provision for doubtful accounts during the year ended December 31, 2017 as a result of a change in accounting estimate.  Additionally, as of December 31, 2017 and 2016, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 97.4% and 92.6%, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Concentration of Revenues

During the years ended December 31, 2017, 2016 and 2015, approximately 53.8%, 52.1% and 52.7%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2017, 2016 and 2015:

		Revenue Concentration by State
	Hospital Campuses	2017		2016		2015
	in State as of		% of		% of		% of
	December 31, 2017	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$933.6	14.8%	$947.9	14.9%	$580.3	11.1%
Kentucky	10	704.2	11.2	679.9	10.7	638.5	12.2
Virginia	6	653.9	10.4	661.8	10.4	641.9	12.3
Pennsylvania	4	553.1	8.8	562.5	8.8	566.5	10.9
Tennessee	10	465.3	7.4	450.1	7.1	420.7	8.1
Michigan	3	444.9	7.1	468.0	7.4	476.2	9.1
New Mexico	2	345.7	5.5	320.4	5.0	287.3	5.5

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $10.7 million, $29.9 million and $49.7 million in EHR incentive payments, respectively, under the Medicare and Medicaid HITECH Act programs, collectively.  These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”.  Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $4.5 million and $10.9 million as of December 31, 2017 and 2016, respectively, and are included in the accompanying consolidated balance sheets under the caption “Other current assets”.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition as other income of the EHR incentive payments. The Company’s compliance has and will continue to result in additional costs including business process changes, professional services focused on successfully designing and implementing its EHR solutions along with costs associated with the hardware and software components of the project. However, the Company’s EHR incentive payments decreased and ultimately ended in 2017.

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

Depreciation expense was $348.7  million, $342.4 million and $276.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to assets under capital leases and financing obligations and capitalized internal-use software costs are included in depreciation expense.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

As of December 31, 2017, the majority of the Company’s assets under capital leases and financing obligations are primarily comprised of prepaid capital leases. The Company’s assets under capital leases and financing obligations are set forth in the following table at December 31, 2017 and 2016 (in millions):

	2017	2016
Buildings and improvements	$379.6	$390.0
Equipment	98.3	105.7
	477.9	495.7
Accumulated amortization	(189.1)	(188.1)
	$288.8	$307.6

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets” (“ASC 360-10”). The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payer mix and changes in legislation and other payer payment patterns. These assumptions vary by type of facility.

During the year ended December 31, 2017, the Company recognized impairment losses in the aggregate of $43.2 million, $27.3 million net of income taxes, or $0.67 loss per diluted share, to reduce the carrying amounts of certain long-lived assets at two of its hospitals to their estimated fair values which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2017.  As more fully discussed in Note 12, the majority of this impairment loss was recognized to adjust the estimated fair value of certain assets expected to be disposed upon completion of the construction of a replacement hospital in Marquette, Michigan.

Additionally, as more fully discussed in Note 3, during the years ended December 31, 2017, 2016 and 2015, the Company recognized pre-tax impairment losses of $12.7 million, $1.2 million and $13.8 million, respectively, in connection with the divestiture of certain of its hospitals and the disposal of other assets. A portion of these charges related to the write-down of property and equipment to their estimated fair values.

The fair values were estimated using the framework and hierarchy in ASC 820-10, as described in Note 12, using a combination of the income, market, and cost approaches. Fair value estimates are derived using established market or replacement values of comparable assets and estimated future net cash flows expected to be generated by market participants The resulting fair values are considered nonrecurring Level 3 measurements, and are subject to change based on economic or market conditions, as well as future negotiations with interested parties.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2017, 2016 and 2015, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees; non-competition agreements; certificates of need and certificates of need exemptions; and licenses, provider numbers, accreditations and other.  Contract-based physician minimum revenue guarantees and non-competition agreements are amortized over the terms of the agreements. The certificates of need, certificates of need exemptions, licenses, provider numbers, accreditations and other have been determined to have indefinite lives and, accordingly, are not amortized. The Company’s goodwill and intangible assets are further described in Note 5.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of income. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. Income taxes are further described in Note 7.

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

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding self-insured retention and deductible levels. The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2017 with a $5.0 million inner aggregate per claim. Additionally, the Company participates in state specific professional liability programs in Indiana, Kansas, New Mexico, Pennsylvania and Wisconsin.  The Company’s deductible for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state.  The Company’s self-insured retention and deductible levels are evaluated annually as a part of its insurance program’s renewal process.

The Company’s reserves for self-insurance and deductible claims reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance and deductible claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention and deductible levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance and deductible claims was approximately $33.9 million, $76.9 million and $56.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s insurance expenses were lower for the year ended December 31, 2017 as a result of favorable claims development under its self-insured professional liability program.   The Company’s insurance expenses were higher for the year ended December 31, 2016 as a result of recording an accrual for loss contingencies of $24.7 million for cardiology-related legal proceedings, which are described further in Note 12.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.42%,  1.31% and 1.35% at December 31, 2017, 2016 and 2015, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2017 and 2016 (in millions):

	2017	2016
Current portion	$52.5	$81.1
Long-term portion	140.9	161.5
	$193.4	$242.6

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semi-annual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2017, 2016 and 2015, the Company’s related self-insured claims expense decreased by $32.4 million, $31.0 million and $21.7 million, which increased net income by approximately $20.6 million, $19.4 million and $13.5 million, or $0.50,  $0.45 and $0.29 per diluted share, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $44.5  million and $39.4 million at December 31, 2017 and 2016, respectively, and is included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

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

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2017 and 2016 (in millions):

Balance at January 1, 2016	$44.9
Net loss attributable to noncontrolling interests	(1.6)
Non-cash change as a result of acquisition and other	6.6
Distributions	(1.9)
Balance at December 31, 2016	48.0
Net loss attributable to noncontrolling interests	(1.2)
Distributions	(3.5)
Balance at December 31, 2017	$43.3

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption features related to these interests  could require the Company to deliver cash,  if exercised.  Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”. Changes in the fair value of the Company’s redeemable noncontrolling interests are recognized as adjustments to consolidated stockholders’ equity.

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2017 and 2016 (in millions):

Balance at January 1, 2016	$103.6
Net income attributable to redeemable noncontrolling interests	11.5
Fair value adjustments	8.0
Repurchases of redeemable noncontrolling interests	(1.2)
Non-cash change as a result of acquisition	0.4
Distributions	(8.6)
Balance at December 31, 2016	113.7
Net income attributable to redeemable noncontrolling interests	11.7
Fair value adjustments	4.9
Repurchases of redeemable noncontrolling interests	(0.6)
Distributions	(4.7)
Balance at December 31, 2017	$125.0

Segment Reporting

The Company provides healthcare services primarily through its ownership and operation of community hospitals and regional health systems, certain of which provide related healthcare services through physician practices, outpatient centers, and post-acute facilities.   Accordingly, the Company has one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”. Additionally, the Company has one reporting unit for goodwill impairment testing in accordance with ASC 350-10.

Stock-Based Compensation

The Company issues stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as further described in Note 10. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value of each stock-based award.

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years.  The Company recognizes compensation expense for these awards over their requisite service period.  For the years ended December 31, 2017, 2016 and 2015, expense related to the Company’s deferred cash awards was approximately $10.9 million, $10.4 million and $8.6 million, respectively.  As of December 31, 2017, there was $13.8  million of total estimated unrecognized compensation costs related to deferred cash awards arrangements.  The Company expects to recognize this cost over a weighted average period of 1.3 years.

Defined Contribution Plans

The Company maintained multiple defined contribution retirement plans that were merged into a single plan effective January 1, 2017, covering a majority of the Company’s employees with a discretionary matching policy based on the Company’s financial performance and definite contribution formulas for employees at certain facilities. The Company’s expense related to its defined contribution plan(s) was $27.9 million, $27.3 million and $23.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Defined Benefit Pension Plans

The Company maintains certain defined benefit pension plans for a small population of the Company’s employees. The Company accounts for its defined benefit pension plans in accordance with ASC 715-30 “Compensation – Defined Benefit Plans”, (“ASC 715-30”).  In accordance with ASC 715-30, the Company recognizes the unfunded liability of its defined benefit pension plans in the Company’s consolidated balance sheets and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss).  The measurement date of the defined benefit pension plans’ assets and liabilities coincides with the Company’s year-end.   The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases, when applicable, expected long-term returns on plan assets and consider expected age of retirement and mortality. The Company’s defined benefit pension plans are described further in Note 11.

Earnings Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and the effect of stock options, other stock-based awards and common stock warrants, when dilutive.

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

In accordance with ASU 2016-9, differences in the amount of compensation expense recognized for accounting purposes and tax purposes are recognized as an excess tax benefit or deficiency through the provision for income taxes.  Prior to the adoption of ASU 2016-9, the Company recognized these differences through capital in excess of par value.  During the year ended December 31, 2017, the Company recognized a reduction to its provision for income taxes of approximately $2.3 million as a result of compensation expense for tax purposes upon vesting or settlement of certain share-based awards exceeding the amount of compensation expense that had previously been recognized for accounting purposes for these same share-based awards.  Additionally, as part of the Company’s adoption of the provisions of ASU 2016-9, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.  Finally, ASU 2016-9 allows an employer to withhold employee shares upon vesting up to maximum statutory tax rates without causing an award to be classified as a liability.  The Company made certain modifications to its share-based award plans and certain awards under those plans in order to accommodate and administer this additional provision of ASU 2016-9.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Accounting Standards Not Yet Adopted

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

The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the cumulative catch-up transition method.  The full retrospective method requires application of the provisions of the New Revenue Standard for all periods presented while the cumulative catch-up transition method requires the application of the provisions of the New Revenue Standard as of the date of adoption with the cumulative effect of the retrospective application of the provisions as an adjustment through retained earnings.  Currently, the Company anticipates adopting the provisions of the New Revenue Standard using the cumulative catch-up transition method.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 2. Acquisitions

2016 Acquisitions

Central North Carolina Market

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $191.9 million in cash, including certain net working capital plus the assumption of certain capital lease obligations of approximately $86.4 million. The results of operations of Frye and Central Carolina are included in the Company’s results of operations beginning on January 1, 2016.

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

2015 Acquisitions

Watertown Regional Medical Center (“Watertown”)

     Effective September 1, 2015, the Company acquired an 80% interest in an entity that owns and operates Watertown, a 95 bed acute care hospital located in Watertown, Wisconsin for total consideration, including 80% of the net working capital, of approximately $32.9 million, comprised of $30.9 million in cash and the issuance of a warrant with an estimated fair value of $2.0 million. The Company’s common stock warrants are described further in Note 9. The results of operations of Watertown are included in the Company’s results of operations beginning on September 1, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements totaling $5.8     million, $3.7 million and $58.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Additionally, during the year ended December 31, 2015, the Company recorded a bargain purchase gain of approximately $4.0 million,  $2.5 million net of income taxes, or $0.05 per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with the acquisition of a hospital, exceeding the total cash consideration paid.  This amount is reflected in the accompanying consolidated statements of income under the caption “Other non-operating losses, net” for the year ended December 31, 2015.

Note 3. Divestitures

Rockdale Medical Center (“Rockdale’)

Effective October 1, 2017, the Company sold substantially all of the assets of Rockdale Medical Center located in Conyers, Georgia for $79.3 million, net of certain working capital adjustments.  Included in the Company’s consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are net operating losses before income taxes attributable to Rockdale of $5.3 million,  $4.3 million and $2.1 million, respectively.

In connection with the Company’s sale of Rockdale, the Company recognized a net impairment loss of $12.7 million, $13.2 million when adjusted for the impact of income taxes, or $0.32 loss per diluted share, during the year ended December 31, 2017, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2017.  The net impairment loss is comprised of a $25.1 million loss for the write-off of allocated goodwill, partially offset by a $12.4 million gain on the sale of property, equipment and certain other assets.  The loss for the write-off of allocated goodwill was not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-off contributed to an increase in the Company’s consolidated effective tax rate for the year ended December 31, 2017.

Putnam Community Medical Center (“Putnam”)

Effective May 1, 2015, the Company sold Putnam Community Medical Center located in Palatka, Florida for $18.8 million, including net working capital.  Included in the Company’s consolidated statements of income is a net loss before income taxes attributable to Putnam of $2.6 million for the year ended December 31, 2015.

In connection with the Company’s sale of Putnam, the Company recognized impairment losses of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, during the year ended December 31, 2015, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2015.

Northwest Alabama Market

Effective January 1, 2015, the Company sold substantially all of the assets of Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama. Included in the Company’s consolidated statements of income is net income before income taxes attributable to these three facilities in the aggregate of $1.7 million for the year ended December 31, 2015.

In connection with the Company’s finalization of the sale of Lakeland, Northwest and Russellville, the Company recognized impairment losses of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, during the year ended December 31, 2015, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 4. In-Home Healthcare Partnership

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

During the year ended December 31, 2017, ownership and management of 19 of the Company’s home health agencies and 10 of the Company’s hospices have been transferred to IHHP over the course of three phases.  The transfer of one additional home health agency owned by the Company is scheduled to be completed in a final phase during the first quarter of 2018, subject to regulatory approvals and customary closing conditions.  In connection with the three completed phases, the Company has transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized aggregate gains of approximately $28.8 million, $14.4 million when adjusted for the impact of income taxes, or $0.35 per diluted share, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2017.  Included in the net gains recognized during the year ended December 31, 2017 are write-offs of allocated goodwill, which were not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-offs contributed to an increase in the Company’s consolidated effective tax rate for the year ended December 31, 2017.

 Note 5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 (in millions):

Balance at January 1, 2016	$1,667.5
Acquisitions	110.4
Balance at December 31, 2016	1,777.9
Acquisitions	4.2
Write-off allocation related to IHHP transactions	(19.2)
Write-off allocation related to Rockdale transaction	(25.1)
Balance at December 31, 2017	$1,737.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 (in millions):

	2017	2016
Amortizable intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$30.1	$40.9
Accumulated amortization	(16.5)	(24.6)
Net total	13.6	16.3
Non-competition agreements and other
Gross carrying amount	18.2	20.2
Accumulated amortization	(13.3)	(13.4)
Net total	4.9	6.8
Total amortizable intangible assets
Gross carrying amount	48.3	61.1
Accumulated amortization	(29.8)	(38.0)
Net total	18.5	23.1

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.4
Licenses, provider numbers, accreditations and other	21.9	21.8
Net total	57.8	57.2

Total intangible assets:
Gross carrying amount	106.1	118.3
Accumulated amortization	(29.8)	(38.0)
Net total	$76.3	$80.3

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of income, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2017 and 2016, the Company’s liability for contract-based physician minimum revenue guarantees was $6.5 million and $8.3 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2017, 2016 and 2015 was $9.0 million, $12.1 million and $14.5 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years are as follows (in millions):

2018	$7.7
2019	6.0
2020	3.2
2021	1.4
2022	0.2
$18.5

Note 6.   Long-Term Debt

The Company’s long-term debt, all of which was senior, consists of the following at December 31, 2017 and 2016 (in millions):

	2017	2016
Term Facility	$673.8	$691.3
5.5% Senior Notes	1,100.0	1,100.0
5.875% Senior Notes	500.0	500.0
5.375% Senior Notes	500.0	500.0
Unamortized debt issuance costs and premium	(18.6)	(21.9)
	2,755.2	2,769.4

Capital leases and financing obligations	144.5	144.9
Total debt	$2,899.7	$2,914.3

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Maturities of the Company’s long-term debt at December 31, 2017, excluding unamortized debt issuance costs, premium and other obligations that do not require eventual settlement in cash, are as follows for the years indicated (in millions):

2018	$22.3
2019	31.6
2020	41.1
2021	1,701.9
2022	74.4
Thereafter	1,020.1
$2,891.4

Senior Credit Agreement

Terms

The Senior Credit Agreement, which was issued effective June 10, 2016 and matures on June 10, 2021 provides for the $700.0 million Term Facility and a  $600.0 million senior secured revolving credit facility (the “Revolving Facility”). The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  Additionally, the Term Facility is subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement. The Senior Credit Agreement is guaranteed, on a senior basis, by certain of the Company’s subsidiaries. The Senior Credit Agreement is secured by collateral consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes issued by the Company’s subsidiaries and owned by the Company and each guarantor, subject to certain exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available for borrowing under the Revolving Facility.  As of December 31, 2017, the Company had $20.0 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.  Throughout 2017, the Company borrowed and subsequently repaid $205.0 million under the Revolving Facility for general corporate purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $580.0 million as of December 31, 2017.

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

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of December 31, 2017, the applicable annual interest rate under the Term Facility was 3.32%, which was based on the 30-day adjusted LIBOR of 1.57%  plus the applicable margin.

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  The Company was in compliance with this covenant as of December 31, 2017.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company may redeem the 5.5% Senior Notes, in whole or in part, at any time, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The 5.875% Senior Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

5.375% Senior Notes

On May 26, 2016, the Company issued in a private placement $500.0 million aggregate principal amount of 5.375% Senior Notes due May 1, 2024.  The proceeds from this issuance were used to redeem all $400.0 million aggregate principal amount of the then outstanding 6.625% unsecured senior notes due October 1, 2020 at a redemption price of 103.313% of principal amount plus accrued and unpaid interest to the redemption date of June 13, 2016.  The remaining proceeds were used for general corporate purposes.  The 5.375% Senior Notes bear interest at the rate of 5.375% per year, payable semi-annually on May 1 and November 1.  The 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of the Company’s existing and future domestic subsidiaries. In June 2017, the Company completed an offer to exchange new registered 5.375% Senior Notes for the outstanding unregistered 5.375% Senior Notes.  The terms of the new registered 5.375% Senior Notes are substantially identical to the terms of the unregistered 5.375% Senior Notes, except that the new 5.375% Senior Notes are registered under the Securities Act of 1933, as amended, and certain transfer restrictions, registration rights, and additional interest provisions do not apply.

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

Debt Transaction Costs

In connection with the various debt transactions discussed above, the Company recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.32 loss per diluted share, during the year ended December 31, 2016, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 7. Income Taxes

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following (in millions):

	2017	2016	2015
Current:
Federal	$59.4	$113.2	$122.8
State	4.9	7.9	7.9
	64.3	121.1	130.7

Deferred:
Federal	(22.0)	(47.5)	(17.1)
State	(6.3)	(9.4)	(2.9)
	(28.3)	(56.9)	(20.0)
Change in valuation allowance	10.9	8.8	(1.2)
Total	$46.9	$73.0	$109.5

The Tax Cuts and Jobs Act (the “Tax Act’) was signed into law on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not completed its determination of the accounting implications of the Tax Act on its income tax accruals. However, the Company has reasonably estimated the effects of the Tax Act on its existing deferred tax assets and liabilities and recognized a provisional benefit for income taxes of $18.0 million, or $0.44 per diluted share, for the year ended December 31, 2017. This amount is primarily comprised of the remeasurement of federal net deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.  As the Company completes its analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

The increase in the valuation allowance during the year ended December 31, 2017 was primarily the result of state net operating loss carry forwards that management believes, after evaluation of the four sources of income pursuant to ASC 740, may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain separate return filing states. Various subsidiaries have separate return state net operating loss carry forwards in the aggregate of approximately $1.3 billion, primarily in Alabama, Florida, Georgia, Indiana, Louisiana, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia, with expiration dates through the year 2037.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income before income taxes and excluding net income from non-controlling interests for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	(3.0)	(2.1)	2.2
Change in valuation allowance	7.4	4.5	(1.1)
Provisional benefit resulting from the Tax Cuts and Jobs Act	(12.1)	-	-
Nondeductible, allocated goodwill write-offs in connection
with the Rockdale and IHHP transactions	6.0	-	-
Tax benefit from ASU 2016-9 compensation expense		-	-
recognized through the provision for income taxes	(1.6)	-	-
Other items, net	(0.3)	0.1	1.5
Effective income tax rate	31.4%	37.5%	37.6%

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2017 and 2016 (in millions):

	2017	2016
Deferred income tax liabilities:
Depreciation and amortization	$(219.1)	$(332.7)
Prepaid expenses	(3.0)	(4.3)
Other	(0.1)	(0.1)
Total deferred income tax liabilities	(222.2)	(337.1)

Deferred income tax assets:
Provision for doubtful accounts	60.4	56.3
Employee compensation	62.0	99.5
Professional liability claims	33.2	65.4
Net operating losses and other	129.6	143.5
Total deferred income tax assets	285.2	364.7
Valuation allowance	(95.3)	(77.6)
Net deferred income tax assets	189.9	287.1
Deferred income taxes	$(32.3)	$(50.0)

The Company had a receivable for income taxes of $7.6 million at December 31, 2017 which is included under the caption “Other current assets” in the accompanying consolidated balance sheet.  The Company had a payable for income taxes of $47.8 million at December 31, 2016 which is included under the caption “Other current liabilities” in the accompanying consolidated balance sheet.  The Company’s liability for unrecognized tax benefits was nominal at December 31, 2017 and 2016.

The Company’s U.S. federal income tax returns for tax years 2014 and beyond remain subject to examination by the IRS, and its federal income tax return for the tax year ended December 31, 2014 is currently under examination by the IRS.  The Company expects the audit to be finalized during calendar year 2018.  The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state.  Generally, the Company’s various state income tax returns for tax years 2011 and beyond remain subject to examination by various state taxing authorities.

Note 8. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 (in millions):

	2017	2016
Current portion of reserves for self-insurance claims	$52.5	$81.1
Income taxes payable	-	47.8
Self-insured medical benefits liability	44.5	39.4
Accrued provider taxes related to Medicaid supplemental payment programs	20.8	10.9
Accrued interest	12.7	12.1
Accrued property taxes	11.4	8.1
Accrued expenses and other	154.1	92.4
	$296.0	$291.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 9. Stockholders’ Equity

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

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors.  On October 24, 2017, the Company’s Board of Directors authorized a new stock repurchase plan for the repurchase of up to $200.0 million in outstanding shares of the Company’s common stock.  As of December 31, 2017, the Company had remaining authority to repurchase approximately $230.0 million in shares in accordance with its repurchase plans. The Company is not obligated to repurchase any specific number of shares under its repurchase plans.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The following tables summarize the Company’s share repurchases in accordance with its stock repurchase plans for the years ended December 31, 2017, 2016 and 2015 (in millions, except per share amounts):

		Total	Weighted
		Number	Average
		of Shares	Price Paid
	Amount	Repurchased	per Share
Year ended December 31, 2017	$70.0	1.2	$59.35
Year ended December 31, 2016	$225.0	3.8	$60.05
Year ended December 31, 2015	$125.0	1.7	$74.64

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder-approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each the years ended December 31, 2017, 2016 and 2015 for an aggregate price of approximately $6.1 million, $8.1 million and $9.5 million, respectively. The Company has designated these shares as treasury stock.

Common Stock Warrants

As partial consideration in connection with the Company’s acquisitions of Watertown and Conemaugh Health System (“Conemaugh”), the Company issued a warrant to each seller with rights to purchase shares of the Company’s common stock. The Watertown warrant provides rights to purchase 55,024 shares of the Company’s common stock at an exercise price of $80.37 per share and is exercisable ratably over three years beginning on September 1, 2016 and expires August 31, 2025. The Conemaugh warrant provides rights to purchase 290,514 shares of the Company’s common stock at an exercise price of $74.15 per share and is exercisable ratably over three years beginning on September 1, 2015 and expires August 31, 2024. These warrants carry a combined estimated fair value of $13.7 million as of December 31, 2017 and 2016, and are classified as stockholders’ equity in the accompanying consolidated balance sheets under the caption “Capital in excess of par value”.

Comprehensive Income

Comprehensive income consists of two components:  net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligations resulted in pretax comprehensive losses of $1.2 million and $0.2 million, or $0.8 million and $0.1 million net of taxes, for the years ended December 31, 2017 and 2016, respectively, and a pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, for the year ended December 31, 2015.  The Company’s defined benefit pension plans are further discussed in Note 11.

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

Stockholder-Approved Stock-Based Compensation Plans

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan, which was amended and restated effective June 6, 2017 (the “2013 LTIP”), a combined plan covering all of the Company’s employees and non-employee directors.  No shares remain available for grant under the 1998 LTIP or the ODSICP.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Stock Options

The Company granted options to purchase 885,122,  939,417 and 828,910 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the years ended December 31, 2017, 2016 and 2015, respectively.  Options to purchase shares granted to the Company’s officers and employees were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. Options to purchase shares granted to the Company’s officers and employees become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

Valuation

The Company estimated the fair value of stock options granted using a binomial lattice option valuation model and a single option award approach.  The Company uses a binomial lattice option valuation model because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term.  In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10.  Given the Company’s relatively large pool of unexercised options, the Company believes a binomial lattice option valuation model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options.   The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three or four years.  The stock options vest at either 33.3% or 25.0% on each grant anniversary date over three or four years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected volatility	32.9%	32.2%	29.0%
Risk-free interest rate	2.37%	1.76%	2.20%
Expected dividends	-	-	-
Average expected term (years)	6.1	5.9	5.3
Fair value per share of stock options granted	$21.42	$19.58	$18.66

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2017 is as follows:

						Weighted
		Weighted				Average
		Average	Weighted		Aggregate	Remaining
	Number	Exercise	Average	Total	Intrinsic	Contractual
Stock Options	Shares	Price	Fair Value	Fair Value	Value (a)	Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2016	4,088,028	$49.51	$14.40	$58.9	$45.7	6.21
Exercisable at December 31, 2016	2,603,559	$40.82	$12.04	$31.4	$44.9	4.87
Unvested at December 31, 2016	1,484,469	$64.74	$18.54	$27.5	$0.8	8.58
Granted	885,122	$64.41	$21.42	$18.9	N/A	N/A
Exercised	(417,518)	$38.69	$11.45	$(4.8)	$10.6	N/A
Forfeited (pre-vest cancellation)	(70,763)	$66.67	$19.41	$(1.4)	N/A	N/A
Vested	704,073	$63.16	$17.68	$12.4	N/A	N/A
Expired (post-vest cancellation)	(39,332)	$71.25	$18.73	$(0.7)	N/A	N/A
Outstanding at December 31, 2017	4,445,537	$53.03	$15.95	$70.9	$24.2	6.14
Exercisable at December 31, 2017	2,850,782	$46.23	$13.42	$38.3	$24.2	4.78
Unvested at December 31, 2017	1,594,755	$65.18	$20.48	$32.6	$-	8.59

_________________________

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $10.6 million,  $4.4 million and $8.7 million, respectively. The Company received $16.1 million, $12.1 million and $11.5 million in cash from stock option exercises during the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.3  million, $0.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $19.1  million of total estimated unrecognized compensation cost related to stock options. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

     The Company granted 141,882,  159,868 and 146,155 restricted stock units to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the years ended December 31, 2017, 2016 and 2015, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or four years after the date of grant or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company granted 144,535, 159,248 and 145,000 targeted performance-based restricted stock units, respectively, subject to the achievement of a combination of performance and/or market conditions. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three or four years.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2017 is based on the Company’s achievement of annually established targets for diluted earnings per share for each of 2017, 2018 and 2019.  The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2016 is based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 compared to the pro forma EBITDA target for this same group of hospitals.  Additionally, the market condition for the targeted performance-based restricted stock units granted during each of the years ended December 31, 2017,  2016  and 2015 are based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.

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

A summary of other stock-based awards activity during the year ended December 31, 2017 is as follows:

		Weighted		Aggregate
	Number	Average	Total	Intrinsic
Other Stock-Based Awards	Shares	Fair Value	Fair Value	Value
			(In millions)	(In millions)
Outstanding at December 31, 2016	737,924	$73.70	$54.4	$41.9
Granted	286,417	$65.93	$18.8	N/A
Vested	(267,786)	$68.83	$(18.5)	$17.1
Forfeited (pre-vest cancellation)	(96,747)	$76.16	$(7.2)	N/A
Outstanding at December 31, 2017	659,808	$72.06	$47.5	$32.9
Unvested at December 31, 2017	605,435	$72.52	$43.9	$30.2

As of December 31, 2017, there was $16.4 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 2.1 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2017, 2016 and 2015:

							Deferred
			Stock Options		Other Stock-Based		Stock Units
			Outstanding		Awards Outstanding		Outstanding
				Weighted		Weighted
	Shares			Average		Average
	Available		Number of	Exercise	Number of	Grant Date	Number of
	For Grant		Shares	Price	Shares	Price	Shares
January 1, 2015	1,953,267		3,172,810	$39.90	1,108,020	$49.55	10,281
Stock-based awards granted (a),(b)	(1,740,474)		828,910	71.03	291,155	82.07	-
Stock-based awards cancelled under the 2013 LTIP	92,742		(43,667)	63.26	(23,481)	65.23	-
Stock-based awards cancelled under the 1998 LTIP (c)	-		(10,134)	43.42	(4,002)	44.34	-
Stock-based awards cancelled under the MSPP (d)	387		-	-	(387)	12.15	-
Increase in shares available for grant upon
stockholder approval	3,368,611		-	-	-	-	-
Stock-based awards exercised or vested	-		(273,147)	42.26	(434,014)	39.03	(5,317)
December 31, 2015	3,674,533		3,674,772	46.46	937,291	64.17	4,964
Stock-based awards granted (a),(b)	(1,939,198)		939,417	64.18	319,116	68.55	-
Stock-based awards cancelled under the 2013 LTIP	544,064		(252,889)	66.12	(95,283)	75.18	-
Stock-based awards exercised or vested	-		(273,272)	43.59	(423,200)	48.37	-
December 31, 2016	2,279,399		4,088,028	49.51	737,924	73.70	4,964
Stock-based awards granted (a),(b)	(1,785,812)		885,122	64.41	286,417	65.93	-
Stock-based awards cancelled under the 2013 LTIP	351,522		(110,095)	68.15	(96,747)	76.16	-
Increase in shares available for grant upon
stockholder approval	1,720,601		-	-	-	-	-
Stock-based awards exercised or vested	-		(417,518)	38.69	(267,786)	68.83	-
December 31, 2017	2,565,710	(e)	4,445,537	$53.03	659,808	$72.06	4,964

________________

(a)	Under the 2013 LTIP, stock-based awards are granted at a rate of 1.00 share for each stock option or appreciation rights award and 2.09 shares for each full-value award per 1.00 shared granted.
(b)

Of the other stock-based awards granted during the years ended December 31, 2017, 2016 and 2015, 144,535,  159,248 and 145,000, respectively, were performance-based awards.  The number of shares payable at the end of the three or four  year performance period ranges from 0% to 200% of the targeted units for awards granted in 2017, 2016 and 2015.  The Company has assumed that the maximum number of shares will be issued for purposes of reflecting shares available for grant.  Shares available for grant will be adjusted in the future to reflect the actual number of shares issued upon vesting and settlement of these awards.

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

(e)	Of the 2,565,710 shares available for grant as of December 31, 2017, 2,538,497 shares are available for grant under the 2013 LTIP and 27,213 shares are available for grant under the MSPP.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Equity awards:
Other stock-based awards	$11.8	$17.1	$19.3
Stock options	13.6	12.3	10.7
	25.4	29.4	30.0
Liability awards:
Other stock-based awards	-	(7.4)	5.0
Total stock-based compensation expense	$25.4	$22.0	$35.0
Tax benefit on stock-based compensation expense	$10.9	$8.7	$14.0

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2017, 2016 or 2015.  As of December 31, 2017, there was $35.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.8 years.

Note 11. Defined Benefit and Multiemployer Pension Plans

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Status and Expense

The following table presents the changes in the benefit obligations and plan assets of the Pension Plans during the years ended December 31, 2017 and 2016 and the unfunded liability of the Pension Plans at December 31, 2017 and 2016 (in millions):

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$57.7	$55.2
Service costs	0.5	0.6
Interest costs	2.3	2.3
Participant contributions	0.4	0.4
Actuarial loss	4.2	0.4
Benefits paid	(1.5)	(1.2)
Benefit obligation at end of year	63.6	57.7

Change in plan assets:
Fair value of plan assets at beginning of year	32.0	29.5
Actual return on plan assets	4.8	1.8
Employer contributions	1.9	1.5
Participant contributions	0.4	0.4
Benefits and expenses paid	(1.5)	(1.2)
Fair value of plan assets at end of year	37.6	32.0

Unfunded liability included in other long-term liabilities in the
Company’s accompanying consolidated balance sheets	$26.0	$25.7
The Company recognizes changes in the funded status of the Pension Plans as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income (loss).  For the years ended December 31, 2017 and 2016, the Company recognized pretax comprehensive losses of $1.2 million and $0.2 million, or $0.8 million and $0.1 million net of taxes, respectively, as decreases in stockholders’ equity through accumulated other comprehensive income (loss).    For the year ended December 31, 2015, the Company recognized a  pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, as an increase in stockholders’ equity through accumulated other comprehensive income (loss). These adjustments were primarily related to changes in the Company’s unfunded pension liability due to changes in the discount rates and mortality assumptions used to measure the projected benefit obligation.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Pension Plans as of December 31, 2017 and 2016 (in millions):

	2017	2016
Projected benefit obligation	$63.6	$57.7
Accumulated benefit obligation	$58.9	$53.3
Fair value of plan assets	$37.6	$32.0

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation as of December 31, 2017 and 2016 (in millions):

	2017	2016
Discount rate	3.5%	4.0%
Rate of compensation increases, when applicable	3.0%	3.0%

The following table summarizes the components of net periodic costs for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Service cost	$0.5	$0.6	$0.8
Interest cost	2.3	2.3	2.2
Expected return on plan assets	(1.9)	(1.8)	(2.0)
Amortization of net actuarial loss	0.1	0.1	0.1
Total net periodic benefit cost	$1.0	$1.2	$1.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs during the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Discount rate	4.0%	4.2%	3.9%
Rate of compensation increases, when applicable	3.0%	3.0%	3.0%
Expected long-term return on plan assets	6.0%	6.0%	7.0%

Plan Assets

The investment policy for the Pension Plans has been formulated to achieve a risk adjusted return that balances the need for asset growth against the risk of significant fluctuations in asset prices and the need for significant contributions from the Company. On a quarterly basis, or more frequently as necessary, the current risk levels, asset performance and expected return on assets are reviewed and evaluated against goals and targets by a committee appointed to oversee investment of the Pension Plans’ assets (the “Investment Committee”).  The Investment Committee strives to maintain a balance between risk and return through the use of modern portfolio theory methods, in conjunction with Monte Carlo modeling to evaluate the behavior of the portfolio under different scenarios. At December 31, 2017, the Pension Plans’ investments include a balance of mutual funds and money market funds in order to achieve an overall rate of return that minimizes the need for additional employer contributions.  The Company measures the fair value of its Pension Plans’ assets in accordance with ASC 820-10.  ASC 820-10 establishes a framework for measuring fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers are as follows:

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

The following table summarizes the assets of the Pension Plans, measured at fair value as of December 31, 2017 and 2016, by major asset category and aggregated by level within the fair value hierarchy (in millions):

		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Mutual funds	$36.6	$36.6	$-	$-
Money market funds	1.0	-	1.0	-
Total	$37.6	$36.6	$1.0	$-

December 31, 2016:
Mutual funds	$30.8	$30.8	$-	$-
Money market funds	1.2	-	1.2	-
Total	$32.0	$30.8	$1.2	$-

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The Company expects to contribute approximately $1.9  million to the Pension Plans during the year ended December 31, 2018.   Additionally, the Company expects to make future benefit payments from the Pension Plans as follows for the years indicated (in millions):

2018	1.8
2019	2.0
2020	2.2
2021	2.5
2022	2.6
Five years thereafter	16.2
$27.3

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

Note 12. Commitments and Contingencies

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payers. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $11,181 to $22,363 for each separate false claim, subject to annual adjustment for inflation.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In connection with the Company’s acquisition of Marquette General, the seller self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. The Marquette General self-disclosures were settled with CMS as of April 14, 2017, for a total payment of approximately $0.5 million.  In accordance with the asset purchase agreement, the seller paid that amount in full to CMS.  As a result, the Company reversed the previously established reserve for settlement of the Marquette General self-disclosure and recognized a gain of $18.0 million, $11.4 million net of income taxes, or $0.28 per diluted share, which is included under the caption “Other non-operating losses, net” in the accompanying consolidated statements of income for the year ended December 31, 2017.

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

Two putative class action lawsuits were filed in the Circuit Court of Dallas County, Alabama.  The first putative class action lawsuit, filed in November 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The Company reached an agreement in principle to settle this lawsuit, and on August 14, 2017, the Court entered an order certifying this class for settlement purposes only and granted the parties’ motion for preliminary approval of settlement.  A fairness hearing to determine whether the settlement was fair, reasonable, and adequate, and whether it should be approved by the Court, was conducted on November 8, 2017, at which time the settlement was approved.  The Court’s Order Approving Settlement became final and non-appealable on January 2, 2018.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services.  The Company has incurred approximately $353.8  million in costs related to uncompleted projects as of December 31, 2017, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2017, these uncompleted projects had an estimated cost to complete of approximately $358.7 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities. As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future acquisitions. At December 31, 2017, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,305.1 million, which generally have remaining terms of four to eight years.

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan, and in May 2016, began constructing a replacement hospital for the existing Marquette General.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  Management currently expects that the construction of the replacement hospital will conclude in early 2019.

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing upon completion of the construction of the replacement hospital.  Based on this evaluation, the Company determined that the carrying value of the assets to be disposed were no longer recoverable from their estimated future cash flows.  As a result, the Company recognized an impairment loss of $34.5 million, $21.8 million net of income taxes, or $0.54 loss per diluted share, which is included under the caption “Other non-operating losses, net” in the consolidated statements of income for the year ended December 31, 2017.  The impairment loss represents the write-down of the assets to their estimated fair value as measured under ASC 820-10, using estimated future net cash flows expected to be generated by market participants.  The estimate of fair value is subject to change as the result of negotiations with interested parties, regulatory approvals, or changes in market conditions.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2017, 2016 and 2015 was $69.5 million, $69.3 million and $52.9 million, respectively.

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

Future minimum lease payments at December 31, 2017, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

		Capital Leases
	Operating	and Financing
	Leases	Obligations	Total
2018	$36.8	$16.2	$53.0
2019	27.0	16.4	43.4
2020	20.6	16.8	37.4
2021	17.3	17.2	34.5
2022	14.3	82.2	96.5
Thereafter	36.5	40.6	77.1
	$152.5	$189.4	$341.9
Less: interest portion		(71.8)
		$117.6

Tax Matters

Refer to Note 7 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 13. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited.  It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2017
	First	Second	Third	Fourth
Revenues	$1,630.2	$1,594.8	$1,576.0	$1,490.4
Net income (loss)	64.0	46.0	29.9	(27.0)
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(4.1)	(3.5)	(2.4)	(0.5)
Net income (loss) attributable to LifePoint Health, Inc.	$59.9	$42.5	$27.5	$(27.5)

Earnings (loss) per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.50	$1.06	$0.69	$(0.70)
Diluted	$1.46	$1.03	$0.67	$(0.70)

	2016
	First	Second	Third	Fourth
Revenues	$1,580.7	$1,592.4	$1,585.7	$1,605.2
Net income	23.9	20.1	41.2	46.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.3)	(3.2)	(1.7)	(2.7)
Net income attributable to LifePoint Health, Inc.	$21.6	$16.9	$39.5	$43.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.50	$0.39	$0.94	$1.10
Diluted	$0.48	$0.38	$0.92	$1.07

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 14. Guarantor and Non-Guarantor Supplementary Information

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Year Ended December 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$4,189.4	$3,073.7	$-	$7,263.1
Provision for doubtful accounts	-	582.6	389.1	-	971.7
Revenues	-	3,606.8	2,684.6	-	6,291.4

Salaries and benefits	25.4	1,737.4	1,293.6	-	3,056.4
Supplies	-	577.3	478.8	-	1,056.1
Other operating expenses, net	(0.6)	901.8	620.1	-	1,521.3
Other income	-	(7.0)	(3.7)	-	(10.7)
Equity in earnings of affiliates	(233.6)	-	-	233.6	-
Depreciation and amortization	-	219.2	131.4	-	350.6
Interest expense, net	123.4	5.3	20.1	-	148.8
Other non-operating losses (gains), net	-	45.6	(36.5)	-	9.1
Management (income) fees	-	(76.1)	76.1	-	-
	(85.4)	3,403.5	2,579.9	233.6	6,131.6

Income before income taxes	85.4	203.3	104.7	(233.6)	159.8
(Benefit) provision for income taxes	(17.0)	63.9	-	-	46.9
Net income	102.4	139.4	104.7	(233.6)	112.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(10.5)	-	(10.5)
Net income attributable to LifePoint
Health, Inc.	$102.4	$139.4	$94.2	$(233.6)	$102.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Year Ended December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$4,085.9	$3,187.7	$-	$7,273.6
Provision for doubtful accounts	-	523.2	386.4	-	909.6
Revenues	-	3,562.7	2,801.3	-	6,364.0

Salaries and benefits	22.0	1,677.1	1,348.3	-	3,047.4
Supplies	-	570.4	496.2	-	1,066.6
Other operating expenses, net	(1.4)	902.7	656.8	-	1,558.1
Other income	-	(18.8)	(11.1)	-	(29.9)
Equity in earnings of affiliates	(256.9)	-	-	256.9	-
Depreciation and amortization	-	213.7	130.9	-	344.6
Interest expense, net	127.3	5.2	16.7	-	149.2
Other non-operating losses	22.0	1.2	-	-	23.2
Management (income) fees	-	(76.9)	76.9	-	-
	(87.0)	3,274.6	2,714.7	256.9	6,159.2

Income before income taxes	87.0	288.1	86.6	(256.9)	204.8
(Benefit) provision for income taxes	(34.9)	107.9	-	-	73.0
Net income	121.9	180.2	86.6	(256.9)	131.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(9.9)	-	(9.9)
Net income attributable to LifePoint
Health, Inc.	$121.9	$180.2	$76.7	$(256.9)	$121.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,419.8	$2,594.6	$-	$6,014.4
Provision for doubtful accounts	-	496.9	303.2	-	800.1
Revenues	-	2,922.9	2,291.4	-	5,214.3

Salaries and benefits	35.0	1,342.2	1,119.7	-	2,496.9
Supplies	-	422.2	392.8	-	815.0
Other operating expenses, net	(0.7)	729.6	517.5	-	1,246.4
Other income	-	(35.8)	(13.9)	-	(49.7)
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Depreciation and amortization	-	180.0	99.0	-	279.0
Interest expense, net	35.5	66.3	12.6	-	114.4
Other non-operating loss, net	-	9.8	-	-	9.8
Management (income) fees	-	(59.7)	59.7	-	-
	(190.9)	2,654.6	2,187.4	260.7	4,911.8

Income before income taxes	190.9	268.3	104.0	(260.7)	302.5
Provision for income taxes	9.0	100.5	-	-	109.5
Net income	181.9	167.8	104.0	(260.7)	193.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(10.3)	-	(11.1)
Net income attributable to LifePoint
Health, Inc.	$181.9	$167.0	$93.7	$(260.7)	$181.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net income	$102.4	$139.4	$104.7	$(233.6)	$112.9

Other comprehensive loss,
net of income taxes:
Unrealized loss on changes in
funded status of pension
benefit obligations	(0.8)	(0.3)	(0.9)	1.2	(0.8)
Other comprehensive loss	(0.8)	(0.3)	(0.9)	1.2	(0.8)

Comprehensive income	101.6	139.1	103.8	(232.4)	112.1
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(10.5)	-	(10.5)
Comprehensive income attributable
to LifePoint Health, Inc.	$101.6	$139.1	$93.3	$(232.4)	$101.6

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$21.9	$90.1	$-	$112.0
Accounts receivable, net	-	499.3	323.1	-	822.4
Inventories	-	94.2	58.9	-	153.1
Prepaid expenses	0.1	45.4	21.7	-	67.2
Other current assets	7.6	46.5	56.4	-	110.5
	7.7	707.3	550.2	-	1,265.2
Property and equipment:
Land	-	99.0	83.4	-	182.4
Buildings and improvements	-	1,826.5	738.2	-	2,564.7
Equipment	-	1,721.4	619.0	-	2,340.4
Construction in progress	-	89.0	264.8	-	353.8
	-	3,735.9	1,705.4	-	5,441.3
Accumulated depreciation	-	(1,868.2)	(482.8)	-	(2,351.0)
	-	1,867.7	1,222.6	-	3,090.3
Intangible assets, net	-	35.8	40.5	-	76.3
Investments in subsidiaries	2,756.5	-	-	(2,756.5)	-
Due from subsidiaries	2,262.9	-	-	(2,262.9)	-
Other long-term assets	15.6	53.5	47.7	-	116.8
Goodwill	-	1,425.7	312.1	-	1,737.8
Total assets	$5,042.7	$4,090.0	$2,173.1	$(5,019.4)	$6,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$131.1	$79.2	$-	$210.3
Accrued salaries	-	135.1	81.2	-	216.3
Other current liabilities	12.7	200.1	83.2	-	296.0
Current maturities of long-term debt	17.5	0.8	4.0	-	22.3
	30.2	467.1	247.6	-	744.9
Long-term debt, net	2,737.7	44.3	95.4	-	2,877.4
Due to Parent	-	1,415.9	847.0	(2,262.9)	-
Deferred income taxes	32.3	-	-	-	32.3
Long-term portion of reserves for self-insurance claims	-	83.0	57.9	-	140.9
Other long-term liabilities	-	45.6	34.5	-	80.1
Total liabilities	2,800.2	2,055.9	1,282.4	(2,262.9)	3,875.6
Redeemable noncontrolling interests	-	-	125.0	-	125.0
Total LifePoint Health, Inc. stockholders' equity	2,242.5	2,034.1	722.4	(2,756.5)	2,242.5
Noncontrolling interests	-	-	43.3	-	43.3
Total equity	2,242.5	2,034.1	765.7	(2,756.5)	2,285.8
Total liabilities and equity	$5,042.7	$4,090.0	$2,173.1	$(5,019.4)	$6,286.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$8.5	$87.6	$-	$96.1
Accounts receivable, net	-	520.2	392.5	-	912.7
Inventories	-	91.3	63.0	-	154.3
Prepaid expenses	0.1	46.5	25.3	-	71.9
Other current assets	-	46.1	34.2	-	80.3
	0.1	712.6	602.6	-	1,315.3
Property and equipment:
Land	-	98.6	93.0	-	191.6
Buildings and improvements	-	1,782.1	819.5	-	2,601.6
Equipment	-	1,632.8	604.9	-	2,237.7
Construction in progress	-	89.1	89.2	-	178.3
	-	3,602.6	1,606.6	-	5,209.2
Accumulated depreciation	-	(1,696.1)	(446.3)	-	(2,142.4)
	-	1,906.5	1,160.3	-	3,066.8
Intangible assets, net	-	38.9	41.4	-	80.3
Investments in subsidiaries	2,529.0	-	-	(2,529.0)	-
Due from subsidiaries	2,513.7	-	-	(2,513.7)	-
Other long-term assets	16.9	28.6	33.2	-	78.7
Goodwill	-	1,468.4	309.5	-	1,777.9
Total assets	$5,059.7	$4,155.0	$2,147.0	$(5,042.7)	$6,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$165.7	$95.5	$-	$261.2
Accrued salaries	-	125.3	87.6	-	212.9
Other current liabilities	59.9	133.9	98.0	-	291.8
Current maturities of long-term debt	17.5	0.5	4.3	-	22.3
	77.4	425.4	285.4	-	788.2
Long-term debt, net	2,751.9	47.9	92.2	-	2,892.0
Due to Parent	-	1,635.2	878.5	(2,513.7)	-
Deferred income taxes	50.0	-	-	-	50.0
Long-term portion of reserves for self-insurance claims	-	115.4	46.1	-	161.5
Other long-term liabilities	-	36.0	49.2	-	85.2
Total liabilities	2,879.3	2,259.9	1,351.4	(2,513.7)	3,976.9
Redeemable noncontrolling interests	-	-	113.7	-	113.7
Total LifePoint Health, Inc. stockholders' equity	2,180.4	1,895.1	633.9	(2,529.0)	2,180.4
Noncontrolling interests	-	-	48.0	-	48.0
Total equity	2,180.4	1,895.1	681.9	(2,529.0)	2,228.4
Total liabilities and equity	$5,059.7	$4,155.0	$2,147.0	$(5,042.7)	$6,319.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$102.4	$139.4	$104.7	$(233.6)	$112.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(233.6)	-	-	233.6	-
Stock-based compensation	25.4	-	-	-	25.4
Depreciation and amortization	-	219.2	131.4	-	350.6
Other non-cash amortization	4.9	5.6	1.4	-	11.9
Other non-operating losses (gains), net	-	45.6	(36.5)	-	9.1
Deferred income taxes	(17.3)	-	-	-	(17.3)
Reserve for self-insurance claims, net of payments	-	(27.9)	(6.6)	-	(34.5)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	16.4	59.1	-	75.5
Inventories, prepaid expenses and other current assets	-	(81.9)	50.0	-	(31.9)
Accounts payable, accrued salaries and other current liabilities	0.6	119.3	(86.2)	-	33.7
Income taxes payable/receivable	(55.5)	-	-	-	(55.5)
Other	1.1	2.4	(11.8)	-	(8.3)
Net cash (used in) provided by operating activities	(172.0)	438.1	205.5	-	471.6

Cash flows from investing activities:
Purchases of property and equipment	-	(185.7)	(288.5)	-	(474.2)
Acquisitions, net of cash acquired	-	(1.6)	(4.2)	-	(5.8)
Proceeds from sale of businesses	-	110.0	-	-	110.0
Other	(0.8)	1.3	-	-	0.5
Net cash used in investing activities	(0.8)	(76.0)	(292.7)	-	(369.5)

Cash flows from financing activities:
Proceeds from borrowings	205.0	-	-	-	205.0
Payments of borrowings	(222.5)	-	-	-	(222.5)
Repurchases of common stock	(76.1)	-	-	-	(76.1)
Payments of debt financing costs	(0.5)	-	-	-	(0.5)
Proceeds from exercise of stock options	16.1	-	-	-	16.1
Change in intercompany balances with affiliates, net	250.8	(346.4)	95.6	-	-
Other	-	(2.3)	(5.9)	-	(8.2)
Net cash provided by (used in) financing activities	172.8	(348.7)	89.7	-	(86.2)

Change in cash and cash equivalents	-	13.4	2.5	-	15.9
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$21.9	$90.1	$-	$112.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$121.9	$180.2	$86.6	$(256.9)	$131.8
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(256.9)	-	-	256.9	-
Stock-based compensation	29.4	-	-	-	29.4
Depreciation and amortization	-	213.7	130.9	-	344.6
Other non-cash amortization	5.4	8.1	1.8	-	15.3
Other non-operating losses	22.0	1.2	-	-	23.2
Deferred income taxes	(44.7)	-	-	-	(44.7)
Reserve for self-insurance claims, net of payments	-	13.7	11.7	-	25.4
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(27.7)	(96.0)	-	(123.7)
Inventories, prepaid expenses and other current assets	-	(19.4)	(5.4)	-	(24.8)
Accounts payable, accrued salaries and other current liabilities	(9.7)	22.9	32.5	-	45.7
Income taxes payable/receivable	18.9	-	-	-	18.9
Other	(1.4)	2.0	(6.5)	-	(5.9)
Net cash (used in) provided by operating activities	(115.1)	394.7	155.6	-	435.2

Cash flows from investing activities:
Purchases of property and equipment	-	(221.1)	(178.4)	-	(399.5)
Acquisitions, net of cash acquired	-	(119.2)	(1.9)	-	(121.1)
Other	(0.1)	-	-	-	(0.1)
Net cash used in investing activities	(0.1)	(340.3)	(180.3)	-	(520.7)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,186.3)	-	-	-	(1,186.3)
Repurchases of common stock	(233.1)	-	-	-	(233.1)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	12.1	-	-	-	12.1
Change in intercompany balances with affiliates, net	202.5	(248.0)	45.5	-	-
Other	-	1.2	(16.3)	-	(15.1)
Net cash provided by (used in) financing activities	115.2	(246.8)	29.2	-	(102.4)

Change in cash and cash equivalents	-	(192.4)	4.5	-	(187.9)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$8.5	$87.6	$-	$96.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$181.9	$167.8	$104.0	$(260.7)	$193.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Stock-based compensation	30.0	-	-	-	30.0
Depreciation and amortization	-	180.0	99.0	-	279.0
Other non-cash amortization	5.1	10.1	1.9	-	17.1
Other non-operating loss, net	-	9.8	-	-	9.8
Deferred income taxes	(14.4)	-	-	-	(14.4)
Reserve for self-insurance claims, net of payments	-	(7.3)	25.2	-	17.9
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	7.0	31.7	-	38.7
Inventories, prepaid expenses and other current assets	-	25.0	(5.1)	-	19.9
Accounts payable, accrued salaries and other current liabilities	7.3	(15.7)	(16.3)	-	(24.7)
Income taxes payable/receivable	61.9	-	-	-	61.9
Other	(0.9)	(0.5)	0.3	-	(1.1)
Net cash provided by operating activities	10.2	376.2	240.7	-	627.1

Cash flows from investing activities:
Purchases of property and equipment	-	(156.8)	(117.9)	-	(274.7)
Acquisitions, net of cash acquired	-	(488.2)	(131.2)	-	(619.4)
Proceeds from sale of business	-	18.8	-	-	18.8
Other	(1.0)	-	-	-	(1.0)
Net cash used in investing activities	(1.0)	(626.2)	(249.1)	-	(876.3)

Cash flows from financing activities:
Proceeds from borrowings	500.0	-	-	-	500.0
Payments of borrowings	(16.9)	-	-	-	(16.9)
Repurchases of common stock	(134.5)	-	-	-	(134.5)
Payments of debt financing costs	(7.2)	-	-	-	(7.2)
Proceeds from exercise of stock options	11.5	-	-	-	11.5
Change in intercompany balances with affiliates, net	(362.1)	388.0	(25.9)	-	-
Other	-	0.9	(12.1)	-	(11.2)
Net cash (used in) provided by financing activities	(9.2)	388.9	(38.0)	-	341.7

Change in cash and cash equivalents	-	138.9	(46.4)	-	92.5
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$200.9	$83.1	$-	$284.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 15. Subsequent Events

During January 2018, the Company borrowed $50.0 million under the Revolving Facility for general corporate purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LIFEPOINT HEALTH, INC.

By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

3
Name	Title	Date

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2018

/s/ MICHAEL S. COGGIN Michael S. Coggin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018

/s/ KERMIT R. CRAWFORD Kermit R. Crawford	Director	February 23, 2018

/s/ RICHARD H. EVANS Richard H. Evans	Lead Director	February 23, 2018

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 23, 2018

/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 23, 2018

/s/ JOHN E. MAUPIN, JR. John E. Maupin, Jr.	Director	February 23, 2018
/s/ JANA R. SCHREUDER	Director	February 23, 2018
Jana R. Schreuder
/s/ REED V. TUCKSON	Director	February 23, 2018
Reed V. Tuckson