Form 10-Q
period 2018-03-31
LIFEPOINT HEALTH, INC.
filed 2018-05-04
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 27, 2018, the number of outstanding shares of the registrant’s Common Stock was 38,779,077.

LifePoint Health, Inc.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$1,602.8	$1,630.2

Salaries and benefits	762.5	796.9
Supplies	266.0	268.2
Other operating expenses, net	385.8	369.5
Depreciation and amortization	81.6	88.1
Interest expense, net	37.0	37.4
Other non-operating losses (gains), net	72.7	(25.9)
	1,605.6	1,534.2

(Loss) income before income taxes	(2.8)	96.0
Provision for income taxes	2.5	32.0
Net (loss) income	(5.3)	64.0
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(3.5)	(4.1)
Net (loss) income attributable to LifePoint Health, Inc.	$(8.8)	$59.9

Weighted average shares outstanding - basic	39.0	40.0
Effect of dilutive stock options and other stock-based awards	-	1.2
Weighted average shares outstanding - diluted	39.0	41.2

(Loss) earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$(0.22)	$1.50
Diluted	$(0.22)	$1.46

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2018	2017 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$140.1	$112.0
Accounts receivable	828.6	822.4
Inventories	151.5	153.1
Prepaid expenses	70.3	67.2
Other current assets	128.8	110.5
	1,319.3	1,265.2
Property and equipment:
Land	180.2	182.4
Buildings and improvements	2,534.5	2,564.7
Equipment	2,324.8	2,340.4
Construction in progress (estimated costs to complete after March 31, 2018 is $405.6)	313.9	353.8
	5,353.4	5,441.3
Accumulated depreciation	(2,352.2)	(2,351.0)
	3,001.2	3,090.3

Intangible assets, net	77.5	76.3
Other long-term assets	125.3	116.8
Goodwill	1,733.6	1,737.8
Total assets	$6,256.9	$6,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184.9	$210.3
Accrued salaries	189.1	216.3
Other current liabilities	354.6	296.0
Current maturities of long-term debt	22.4	22.3
	751.0	744.9

Long-term debt, net	2,894.8	2,877.4
Deferred income taxes	6.8	32.3
Long-term portion of reserves for self-insurance claims	139.7	140.9
Other long-term liabilities	81.5	80.1
Total liabilities	3,873.8	3,875.6

Redeemable noncontrolling interests	130.3	125.0

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 68,218,070 and
67,990,507 shares issued at March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	1,630.3	1,620.8
Accumulated other comprehensive loss	(3.6)	(3.6)
Retained earnings	1,870.5	1,879.3
Common stock in treasury, at cost, 29,322,079 and 28,632,630 shares at March 31, 2018
and December 31, 2017, respectively	(1,287.5)	(1,254.7)
Total LifePoint Health, Inc. stockholders' equity	2,210.4	2,242.5
Noncontrolling interests	42.4	43.3
Total equity	2,252.8	2,285.8
Total liabilities and equity	$6,256.9	$6,286.4

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(5.3)	$64.0
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Stock-based compensation	8.2	6.6
Depreciation and amortization	81.6	88.1
Other non-cash amortization	2.6	3.3
Other non-operating losses (gains), net	72.7	(25.9)
Deferred income taxes	(25.5)	(1.1)
Reserve for self-insurance claims, net of payments	(2.1)	(31.7)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(19.3)	(9.5)
Inventories, prepaid expenses and other current assets	(5.9)	0.1
Accounts payable, accrued salaries and other current liabilities	(31.3)	(2.5)
Income taxes payable/receivable	26.3	8.3
Other	(1.4)	(8.0)
Net cash provided by operating activities	100.6	91.7

Cash flows from investing activities:
Purchases of property and equipment	(56.2)	(68.5)
Proceeds from sale of businesses	1.5	12.8
Other	(6.7)	(3.2)
Net cash used in investing activities	(61.4)	(58.9)

Cash flows from financing activities:
Proceeds from borrowings	50.0	80.0
Payments of borrowings	(29.4)	(84.4)
Repurchases of common stock	(32.8)	(5.9)
Proceeds from exercise of stock options	1.3	9.4
Other	(0.2)	(2.2)
Net cash used in financing activities	(11.1)	(3.1)

Change in cash and cash equivalents	28.1	29.7
Cash and cash equivalents at beginning of period	112.0	96.1
Cash and cash equivalents at end of period	$140.1	$125.8

Supplemental disclosure of cash flow information:
Interest payments	$6.7	$5.5
Capitalized interest	$3.2	$1.5
Income tax payments, net	$1.7	$24.8

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2017 (a)	39.3	$0.7	$1,620.8	$(3.6)	$1,879.3	$(1,254.7)	$43.3	$2,285.8
Net loss	-	-	-	-	(8.8)	-	(0.2)	(9.0)
Exercise of stock options	0.3	-	1.3	-	-	-	-	1.3
Stock-based compensation	-	-	8.2	-	-	-	-	8.2
Repurchases of common stock,
at cost	(0.7)	-	-	-	-	(32.8)	-	(32.8)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(0.7)	(0.7)
Balance at March 31, 2018	38.9	$0.7	$1,630.3	$(3.6)	$1,870.5	$(1,287.5)	$42.4	$2,252.8

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adoption of Recently Issued Accounting Standards

ASC 606-10, “Revenue from Contracts with Customers”

Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606-10, “Revenue from Contracts with Customers” (“ASC 606-10”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance, by applying the full retrospective method for all periods presented.  ASC 606-10 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The adoption of the provisions of ASC 606-10 had no impact on the Company’s current or historical financial position, results of operations or cash flows.  Additionally, management does not anticipate that the provisions of ASC 606-10 will have an impact on the amount or timing of when the Company recognizes revenue prospectively.  However, in accordance with ASC 606-10, the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented.  The Company’s revenue recognition and accounts receivable policies are more fully described in Note 2.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”

The Company is applying the guidance in accordance with Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”).  As of March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act, and the Company did not make any adjustments to the provisional amounts that it recorded at December 31, 2017 during the three months ended March 31, 2018.  As the Company completes its analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, it may make adjustments to the provisional amounts.  Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

Accounting Standards Not Yet Adopted

ASU 2016-2, “Leases”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected in the Company’s balance sheets. The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework.

ASU 2018-2, “Income Statement – Reporting Comprehensive Income”

In January 2018, the FASB issued ASU 2018-2, “Income Statement – Reporting Comprehensive Income (Topic 220)” (“ASU 2018-2”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the Tax Act.  ASU 2018-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted.  The Company has not determined whether or not it will adopt ASU 2018-2, but the Company does not anticipate that the adoption of this standard would have a significant impact on its balance sheet.

Note 2. Revenue Recognition and Accounts Receivable

Overview

The Company recognizes revenues in the period in which performance obligations are satisfied. Generally, the Company bills patients and third-party payers several days after the services are performed or the patient is discharged. Accounts receivable primarily consist of amounts due from third-party payers and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs and third-party payers such as Medicare, Medicaid, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and private insurers as well as directly from patients are subject to contractual adjustments, discounts and implicit price concessions.  Accordingly, the revenue and accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the net consideration to which the Company expects to be entitled to in exchange for providing patient care.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

The majority of the Company’s performance obligations are satisfied over time for the delivery of patient care in both outpatient and inpatient settings.  Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected charges for services anticipated to be provided.  The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. Generally, unsatisfied or partially unsatisfied performance obligations at the end of the reporting period are related to patients admitted to the Company’s hospitals that have not yet been discharged.  The performance obligations for these patients are typically satisfied when the patients are discharged, which generally occurs within a matter of days of admission.  Patients are generally billed when discharged, though they may be billed on an interim basis for longer stays. Accordingly, because all of the Company’s performance obligations are part of a contract that is expected to have a duration of one year or less, the Company has elected to apply the exemption provided by ASC 606-10 to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of period end.

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payer’s ability to pay are recognized as bad debt expense.  With the adoption of ASC 606-10, bad debt expense is included under the caption “Other operating expenses, net” in the accompanying condensed consolidated statements of operations, instead of separately as a deduction to arrive at revenue.  Bad debt expense for the three months ended March 31, 2018 and 2017 was not material for the Company.

The Company leases certain real estate assets it owns to unrelated third parties, primarily medical office buildings to non-employed physicians. The Company recognizes rental income for these operating lease arrangements in which the Company is the lessor on a straight-line basis over the lease term in accordance with ASC 840-10, “Leases”.

Concentration of Revenues

The Company’s revenues by payer and approximate percentages of revenues were as follows for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$607.9	37.9%	$630.4	38.7%
Medicaid	219.7	13.7	242.8	14.9
HMOs, PPOs and other private insurers	738.6	46.1	718.3	44.0
Self-pay	6.2	0.4	6.0	0.4
Other	27.0	1.7	28.0	1.7
Revenue from contracts with customers	1,599.4	99.8	1,625.5	99.7
Rental income	3.4	0.2	4.7	0.3
Revenues	$1,602.8	100.0%	$1,630.2	100.0%

During the three months ended March 31, 2018 and 2017, approximately 51.6% and 53.6%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

The Company’s revenues by primary service type and approximate percentages of revenues were as follows for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Outpatient services	$933.5	58.2%	$920.2	56.5%
Inpatient services	638.9	39.9	677.3	41.5
Non-patient (ancillary goods, services and rental income)	30.4	1.9	32.7	2.0
Revenues	$1,602.8	100.0%	$1,630.2	100.0%

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the three months ended March 31, 2018 and 2017:

		Revenue Concentration by State for the Three Months Ended March 31,
	Hospital Campuses	2018		2017
	in State as of		% of		% of
	March 31, 2018	Amount	Revenues	Amount	Revenues
North Carolina	9	$238.5	14.9%	$237.1	14.5%
Kentucky	10	182.6	11.4	179.1	11.0
Virginia	6	170.3	10.6	166.5	10.2
Pennsylvania	4	133.0	8.3	140.8	8.6
Tennessee	10	117.5	7.3	117.3	7.2
Michigan	3	112.5	7.0	112.4	6.9
New Mexico	2	94.6	5.9	84.9	5.2

Any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs, in the above-mentioned states could have an adverse effect on the Company’s revenues or results of operations.

Certain changes have been made to the Company’s classification of historical sources of revenues and revenue concentration by state to reflect the Company’s adoption of ASC 606-10.

Contractual Discounts and Cost Report Settlements

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from the Company’s established billing rates. The Company must estimate the total amount of these discounts to prepare its condensed consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Subsequent changes in estimates for contractual discounts are reflected as an adjustment to revenues in the period of the change.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payers for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care.  These settlements are estimated based on the terms of the payment agreement with the payer, correspondence from the payer and the Company’s historical experience.  Estimated settlements are adjusted in future periods as final settlements are determined.  There is a reasonable possibility that recorded estimates will change by a material amount in the near term.  Net adjustments arising from a change in the transaction price for estimated cost report settlements resulted in increases to revenues of $8.5 million and $6.8 million during the three months ended March 31, 2018 and 2017, respectively.

The net cost report settlements due from the Company at March 31, 2018 were $2.6 million and are included under the caption “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet.  The net cost report settlements due to the Company at December 31, 2017 were $2.7 million and are included under the caption “Accounts receivable” in the accompanying unaudited condensed consolidated balance sheet.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs consistent with the constraints that are required by ASC 606-10.

Self-Pay Revenues

Self-pay revenues are derived from patients who do not have any form of healthcare coverage as well as from patients with third party healthcare coverage related to the patient responsibility portion, including deductibles and co-payments.  The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs.  The Company estimates the transaction price for self-pay patients and the patient responsibility portion using a number of analytical tools, benchmarks and market conditions. No single statistic or measurement determines the transaction price for these patients.  Some of the analytical tools that the Company utilizes include, but are not limited to, historical cash collection experience, revenue trends by payer classification and revenue days in accounts receivable.

The revenues associated with self-pay patients are reported at the net amount that the Company expects to collect.  Because the Company provides care to patients regardless of their ability to pay, the Company has determined that the differences between the amounts it bills based on gross or discounted charges and the amounts the Company expects to collect represent implicit price concessions.  The final amount that will be received from the patient is not known at the date of service, and the Company accounts for this variable consideration in accordance with the provisions of ASC 606-10.

Charity Care

The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the three months ended March 31, 2018 and 2017, the Company estimates that its costs of care provided under its charity care programs approximated $5.3 million and $6.9 million, respectively.  The Company does not report a charity care patient’s charges in revenues as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Financing Component

The Company has elected to apply the practical expedient permitted under ASC 606-10 and does not adjust the estimated amount of consideration from patients and third-party payers for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payer pays for that service will be one year or less.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $59.2 million and $61.8 million for the three months ended March 31, 2018 and 2017, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured revolving credit facility (the “Revolving Facility”)  under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Senior Credit Agreement:
Term Facility	$669.4	$673.8	$669.4	$673.8
Revolving Facility	$25.0	$-	$25.0	$-
5.5% Senior Notes	$1,100.0	$1,100.0	$1,113.8	$1,117.9
5.875% Senior Notes	$500.0	$500.0	$503.8	$504.4
5.375% Senior Notes	$500.0	$500.0	$486.3	$498.1

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Note 5. Divestitures and Impairment Losses

In March 2018, the Company entered into definitive agreements to sell the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana.  The Company anticipates that these sales will be completed during the second quarter of 2018.  Included in the Company’s consolidated results of operations for the three months ended March 31, 2018 and 2017 are net operating losses before income taxes attributable to these three hospitals of $1.2 million and $1.4 million, respectively.  The Company has recorded both an asset and a liability of $26.9 million and $4.3 million, respectively, related to the assets and liabilities held for sale in connection with these transactions included under the captions “Other current assets” and “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2018.

During the three months ended March 31, 2018, the Company recognized impairment losses in the aggregate of $74.3 million, $58.2 million net of income taxes, or $1.47 loss per diluted share, primarily in connection with the Company’s entry into definitive agreements to sell the assets of Mercy, Acadian and Minden, which is included under the caption “Other non-operating losses (gains), net” in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.  The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Note 6. In-Home Healthcare Partnership

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

Throughout 2017, ownership and management of 19 of the Company’s home health agencies and 10 of the Company’s hospices were transferred to IHHP over the course of three phases.  Additionally, effective February 2, 2018, ownership and management of one remaining home health agency was transferred to IHHP in a fourth and final phase (“Phase IV”).  In connection with Phase IV, the Company transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized a gain of approximately $1.6 million, $1.2 net of income taxes, or $0.03 earnings per diluted share, which is included under the caption “Other non-operating losses (gains), net” in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.

Note 7. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2017 and did not incur an impairment charge.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$31.8	$30.1
Accumulated amortization	(16.5)	(16.5)
Net total	15.3	13.6
Non-competition agreements and other
Gross carrying amount	18.2	18.2
Accumulated amortization	(13.8)	(13.3)
Net total	4.4	4.9
Total amortized intangible assets
Gross carrying amount	50.0	48.3
Accumulated amortization	(30.3)	(29.8)
Net total	19.7	18.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.9
Licenses, provider numbers, accreditations and other	21.9	21.9
Net total	57.8	57.8

Total intangible assets:
Gross carrying amount	107.8	106.1
Accumulated amortization	(30.3)	(29.8)
Net total	$77.5	$76.3

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses, net” in the accompanying unaudited condensed consolidated statements of operations.  The Company’s liability for contract-based physician minimum revenue guarantees was $8.7 million and $6.5 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Note 8.  Common Stock in Treasury

The Company’s Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors.  The Company repurchased approximately 0.6 million shares for an aggregate purchase price, including commissions, of $30.0 million at an average purchase price of $47.95 per share during the three months ended March 31, 2018.  The Company did not repurchase any shares during the three months ended March 31, 2017.  As of March 31, 2018, the Company had remaining authority to repurchase approximately $200.0 million in shares through April 24, 2019 in accordance with a repurchase plan approved by the Company’s Board of Directors on October 24, 2017. The Company is not obligated to repurchase any specific number of shares under its repurchase plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately  0.1 million shares vested under these plans during the three months ended March 31, 2018 and 2017 for aggregate purchase prices of approximately $2.8 million and $5.9 million, respectively. The Company has designated these shares as treasury stock.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s stockholder-approved Amended and Restated 2013 Long-Term Incentive Plan (the “LTIP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Notwithstanding the specific grant vesting requirements, award agreements under the LTIP may provide for accelerated vesting in certain circumstances.  Award agreements generally provide for full vesting upon the death or disability of the participant or upon a change in control or termination of employment.  Some award agreements also provide for partial or full vesting upon involuntary termination of employment, provided that if the award is performance-based then the accelerated vesting would occur only if the performance goals are attained.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Stock Options

The Company granted options to purchase 496,781  and 858,455 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2018 and 2017, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the three months ended March 31, 2018 and 2017 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Expected volatility	33.1%	32.9%
Risk-free interest rate	2.88%	2.37%
Expected dividends	-	-
Average expected term (years)	6.6	6.1
Fair value per share of stock options granted	$16.46	$21.42

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $1.1 million and $6.0 million, respectively. The Company received $1.3 million and $9.4 million in cash from stock option exercises for the three months ended March 31, 2018 and 2017, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was $23.3 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

Other Stock-Based Awards

The Company granted  285,858 and  116,826 restricted stock units to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2018 and 2017, respectively. Vesting and payment of these restricted stock units are generally subject to continuing service of the employee over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

During the three months ended March 31, 2018 and 2017,  the Company granted 272,671 and 141,335 targeted performance-based restricted stock units, respectively, that vest subject to the achievement of performance and market conditions.   In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over cliff-vesting periods of three or four years from the grant date.

The performance condition for the targeted performance-based restricted stock units granted during each of the three months ended March 31, 2018 and 2017 is based on the Company’s average level of achievement of annually established targets for diluted earnings per share over a three year performance measurement period.   Additionally, the number of shares payable under certain of the targeted performance-based restricted stock units granted during each of the three months ended March 31, 2018 and 2017 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results compared to the targets. For the restricted stock units not subject to the Company’s total shareholder return,  the number of shares payable at the end of the vesting periods ranges from 50% to 150% of the targeted units based on the Company’s actual performance results compared to the targets.

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

As of March 31, 2018, there was $30.8 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.7 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017
Equity awards:
Other stock-based awards	$4.8	$2.9
Stock options	3.4	3.7
Total stock-based compensation expense	$8.2	$6.6
Tax benefit on stock-based compensation expense	$1.8	$2.5

     The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2018 or 2017.  As of March 31, 2018, there was $54.1 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of  2.4 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

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

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the Department of Justice  (“DOJ”) and other governmental agencies and fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

On September 16, 2013, the Company and two of its affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosures related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories. The Company cooperated with the government in its investigations of the voluntary self-disclosure and provided additional documentation, as requested. The Company believes that the government’s investigations are now closed.   Following reviews by independent interventional cardiologists, the Company notified patients of these two physicians who may have received an unnecessary procedure of such fact.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

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

Additionally, the Company and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against the Company, its subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  In February 2017, the Company received a notice of a threatened claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against it, two of its subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The threatened claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $313.9 million in costs related to uncompleted projects as of March 31, 2018, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2018, these uncompleted projects had an estimated cost to complete of approximately $405.6 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a component of future acquisitions.  At March 31, 2018, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,274.0 million, which generally have remaining terms of four to eight years.

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan, and in May 2016, began constructing a replacement hospital for the existing Marquette General Hospital (“Marquette General”).  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  The Company currently expects that the construction of the replacement hospital will conclude in early 2019.   The assets associated with Marquette General are currently recorded at their estimated fair value as measured under ASC 820-10, using estimated future net cash flows expected to be generated by market participants.  The estimate of fair value is subject to change as a result of negotiations with interested parties, regulatory approvals, or changes in market conditions.

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

March 31, 2018

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$937.7	$665.1	$-	$1,602.8

Salaries and benefits	8.2	449.2	305.1	-	762.5
Supplies	-	148.6	117.4	-	266.0
Other operating expenses, net	(0.6)	234.1	152.3	-	385.8
Equity in earnings of affiliates	(30.5)	-	-	30.5	-
Depreciation and amortization	-	52.6	29.0	-	81.6
Interest expense, net	29.3	1.2	6.5	-	37.0
Other non-operating losses, net	-	70.1	2.6	-	72.7
Management (income) fees	-	(17.9)	17.9	-	-
	6.4	937.9	630.8	30.5	1,605.6
(Loss) income before income taxes	(6.4)	(0.2)	34.3	(30.5)	(2.8)
Provision for income taxes	2.4	0.1	-	-	2.5
Net (loss) income	(8.8)	(0.3)	34.3	(30.5)	(5.3)
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(3.5)	-	(3.5)
Net (loss) income attributable to LifePoint
Health, Inc.	$(8.8)	$(0.3)	$30.8	$(30.5)	$(8.8)

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$927.1	$703.1	$-	$1,630.2

Salaries and benefits	6.6	449.8	340.5	-	796.9
Supplies	-	143.5	124.7	-	268.2
Other operating expenses, net	-	217.0	152.5	-	369.5
Equity in earnings of affiliates	(102.0)	-	-	102.0	-
Depreciation and amortization	-	54.7	33.4	-	88.1
Interest expense, net	31.5	1.2	4.7	-	37.4
Other non-operating gains	-	(0.5)	(25.4)	-	(25.9)
Management (income) fees	-	(18.9)	18.9	-	-
	(63.9)	846.8	649.3	102.0	1,534.2
Income before income taxes	63.9	80.3	53.8	(102.0)	96.0
Provision for income taxes	4.0	28.0	-	-	32.0
Net income	59.9	52.3	53.8	(102.0)	64.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(4.1)	-	(4.1)
Net income attributable to LifePoint
Health, Inc.	$59.9	$52.3	$49.7	$(102.0)	$59.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
March 31, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$50.6	$89.5	$-	$140.1
Accounts receivable	-	506.5	322.1	-	828.6
Inventories	-	92.3	59.2	-	151.5
Prepaid expenses	-	45.7	24.6	-	70.3
Other current assets	-	76.2	52.6	-	128.8
	-	771.3	548.0	-	1,319.3
Property and equipment:
Land	-	96.8	83.4	-	180.2
Buildings and improvements	-	1,754.0	780.5	-	2,534.5
Equipment	-	1,681.7	643.1	-	2,324.8
Construction in progress	-	84.4	229.5	-	313.9
	-	3,616.9	1,736.5	-	5,353.4
Accumulated depreciation	-	(1,841.8)	(510.4)	-	(2,352.2)
	-	1,775.1	1,226.1	-	3,001.2
Intangible assets, net	-	34.5	43.0	-	77.5
Investments in subsidiaries	2,787.1	-	-	(2,787.1)	-
Due from subsidiaries	2,250.8	-	-	(2,250.8)	-
Other long-term assets	13.3	59.4	52.6	-	125.3
Goodwill	-	1,421.5	312.1	-	1,733.6
Total assets	$5,051.2	$4,061.8	$2,181.8	$(5,037.9)	$6,256.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$108.0	$76.9	$-	$184.9
Accrued salaries	-	114.9	74.2	-	189.1
Other current liabilities	60.6	207.4	86.6	-	354.6
Current maturities of long-term debt	17.5	0.8	4.1	-	22.4
	78.1	431.1	241.8	-	751.0
Long-term debt, net	2,755.9	44.0	94.9	-	2,894.8
Due to Parent	-	1,424.3	826.5	(2,250.8)	-
Deferred income taxes	6.8	-	-	-	6.8
Long-term portion of reserves for self-insurance claims	-	85.4	54.3	-	139.7
Other long-term liabilities	-	49.1	32.4	-	81.5
Total liabilities	2,840.8	2,033.9	1,249.9	(2,250.8)	3,873.8
Redeemable noncontrolling interests	-	-	130.3	-	130.3
Total LifePoint Health, Inc. stockholders' equity	2,210.4	2,027.9	759.2	(2,787.1)	2,210.4
Noncontrolling interests	-	-	42.4	-	42.4
Total equity	2,210.4	2,027.9	801.6	(2,787.1)	2,252.8
Total liabilities and equity	$5,051.2	$4,061.8	$2,181.8	$(5,037.9)	$6,256.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$21.9	$90.1	$-	$112.0
Accounts receivable	-	499.3	323.1	-	822.4
Inventories	-	94.2	58.9	-	153.1
Prepaid expenses	0.1	45.4	21.7	-	67.2
Other current assets	7.6	46.5	56.4	-	110.5
	7.7	707.3	550.2	-	1,265.2
Property and equipment:
Land	-	99.0	83.4	-	182.4
Buildings and improvements	-	1,826.5	738.2	-	2,564.7
Equipment	-	1,721.4	619.0	-	2,340.4
Construction in progress	-	89.0	264.8	-	353.8
	-	3,735.9	1,705.4	-	5,441.3
Accumulated depreciation	-	(1,868.2)	(482.8)	-	(2,351.0)
	-	1,867.7	1,222.6	-	3,090.3
Intangible assets, net	-	35.8	40.5	-	76.3
Investments in subsidiaries	2,756.5	-	-	(2,756.5)	-
Due from subsidiaries	2,262.9	-	-	(2,262.9)	-
Other long-term assets	15.6	53.5	47.7	-	116.8
Goodwill	-	1,425.7	312.1	-	1,737.8
Total assets	$5,042.7	$4,090.0	$2,173.1	$(5,019.4)	$6,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$131.1	$79.2	$-	$210.3
Accrued salaries	-	135.1	81.2	-	216.3
Other current liabilities	12.7	200.1	83.2	-	296.0
Current maturities of long-term debt	17.5	0.8	4.0	-	22.3
	30.2	467.1	247.6	-	744.9
Long-term debt, net	2,737.7	44.3	95.4	-	2,877.4
Due to Parent	-	1,415.9	847.0	(2,262.9)	-
Deferred income taxes	32.3	-	-	-	32.3
Long-term portion of reserves for self-insurance claims	-	83.0	57.9	-	140.9
Other long-term liabilities	-	45.6	34.5	-	80.1
Total liabilities	2,800.2	2,055.9	1,282.4	(2,262.9)	3,875.6
Redeemable noncontrolling interests	-	-	125.0	-	125.0
Total LifePoint Health, Inc. stockholders' equity	2,242.5	2,034.1	722.4	(2,756.5)	2,242.5
Noncontrolling interests	-	-	43.3	-	43.3
Total equity	2,242.5	2,034.1	765.7	(2,756.5)	2,285.8
Total liabilities and equity	$5,042.7	$4,090.0	$2,173.1	$(5,019.4)	$6,286.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8.8)	$(0.3)	$34.3	$(30.5)	$(5.3)
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(30.5)	-	-	30.5	-
Stock-based compensation	8.2	-	-	-	8.2
Depreciation and amortization	-	52.6	29.0	-	81.6
Other non-cash amortization	1.2	1.1	0.3	-	2.6
Other non-operating losses, net	-	70.1	2.6	-	72.7
Deferred income taxes	(25.5)	-	-	-	(25.5)
Reserve for self-insurance claims, net of payments	-	2.3	(4.4)	-	(2.1)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(14.2)	(5.1)	-	(19.3)
Inventories, prepaid expenses and other current assets	0.1	11.1	(17.1)	-	(5.9)
Accounts payable, accrued salaries and other current liabilities	29.2	(54.9)	(5.6)	-	(31.3)
Income taxes payable/receivable	26.3	-	-	-	26.3
Other	(0.6)	2.8	(3.6)	-	(1.4)
Net cash (used in) provided by operating activities	(0.4)	70.6	30.4	-	100.6

Cash flows from investing activities:
Purchases of property and equipment	-	(21.3)	(34.9)	-	(56.2)
Proceeds from sale of businesses	-	1.5	-	-	1.5
Other	(0.7)	(3.0)	(3.0)	-	(6.7)
Net cash used in investing activities	(0.7)	(22.8)	(37.9)	-	(61.4)

Cash flows from financing activities:
Proceeds from borrowings	50.0	-	-	-	50.0
Payments of borrowings	(29.4)	-	-	-	(29.4)
Repurchases of common stock	(32.8)	-	-	-	(32.8)
Proceeds from exercise of stock options	1.3	-	-	-	1.3
Change in intercompany balances with affiliates, net	12.0	(18.3)	6.3	-	-
Other	-	(0.8)	0.6	-	(0.2)
Net cash provided by (used in) financing activities	1.1	(19.1)	6.9	-	(11.1)

Change in cash and cash equivalents	-	28.7	(0.6)	-	28.1
Cash and cash equivalents at beginning of period	-	21.9	90.1	-	112.0
Cash and cash equivalents at end of period	$-	$50.6	$89.5	$-	$140.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$59.9	$52.3	$53.8	$(102.0)	$64.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of affiliates	(102.0)	-	-	102.0	-
Stock-based compensation	6.6	-	-	-	6.6
Depreciation and amortization	-	54.7	33.4	-	88.1
Other non-cash amortization	1.2	1.8	0.3	-	3.3
Other non-operating gains	-	(0.5)	(25.4)	-	(25.9)
Deferred income taxes	(1.1)	-	-	-	(1.1)
Reserve for self-insurance claims, net of payments	-	(38.4)	6.7	-	(31.7)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(14.7)	5.2	-	(9.5)
Inventories, prepaid expenses and other current assets	-	10.5	(10.4)	-	0.1
Accounts payable, accrued salaries and other current liabilities	29.1	(33.9)	2.3	-	(2.5)
Income taxes payable/receivable	8.3	-	-	-	8.3
Other	0.1	(3.0)	(5.1)	-	(8.0)
Net cash provided by operating activities	2.1	28.8	60.8	-	91.7

Cash flows from investing activities:
Purchases of property and equipment	-	(28.0)	(40.5)	-	(68.5)
Proceeds from sale of businesses	-	12.8	-	-	12.8
Other	(0.5)	(0.3)	(2.4)	-	(3.2)
Net cash used in investing activities	(0.5)	(15.5)	(42.9)	-	(58.9)

Cash flows from financing activities:
Proceeds from borrowings	80.0	-	-	-	80.0
Payments of borrowings	(84.4)	-	-	-	(84.4)
Repurchases of common stock	(5.9)	-	-	-	(5.9)
Proceeds from exercise of stock options	9.4	-	-	-	9.4
Change in intercompany balances with affiliates, net	(0.6)	9.1	(8.5)	-	-
Other	(0.1)	0.7	(2.8)	-	(2.2)
Net cash (used in) provided by in financing activities	(1.6)	9.8	(11.3)	-	(3.1)

Change in cash and cash equivalents	-	23.1	6.6	-	29.7
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$31.6	$94.2	$-	$125.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, LifePoint Health, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform, including efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; consolidation of commercial insurance companies and patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2017 Annual Report on Form 10-K and in other reports that we file with the SEC. Any factor described in this report or in our other filings, including in the 2017 Annual Report on Form 10-K could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our other filings that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At March 31, 2018, on a consolidated basis, we operated 71 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,254 licensed beds.  We generate revenues primarily through patient services offered at our facilities.  We generated revenues of $1,602.8 million and $1,630.2 million during the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, respectively, we derived 51.6% and 53.6% of our revenues, collectively, from the Medicare and Medicaid programs.  Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payers, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payers.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Developments, Trends and Operating Environment

Louisiana Market Divestitures

In March 2018, we entered into definitive agreements to sell the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana.   We anticipate that these sales will be completed during the second quarter of 2018.

In-Home Healthcare Partnership

Effective January 1, 2017, we entered into a joint venture agreement with a wholly-owned subsidiary of LHC Group, Inc. (“LHC”) to form In-Home Healthcare Partnership (“IHHP”), the purpose of which is to own and operate our home health agencies and hospices and certain of LHC’s home health agencies and hospices served by our hospitals, leveraging our combined expertise to enhance home health and hospice services in the communities served by our hospitals.  During the first quarter of 2018, we completed the fourth and final phase of the transfer of the ownership and management of our home health agencies and hospices to IHHP.

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

Also, on February 26, 2018, a coalition of 20 states filed a lawsuit in the U.S. District Court in the Northern District of Texas alleging that, because Congress has eliminated the penalties associated with the individual mandate, both the individual mandate and the remainder of the Affordable Care Act are unconstitutional.

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

Competitive and Structural Environment

The environment in which our facilities operate is extremely competitive. Our hospitals face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; free-standing emergency departments and outpatient surgery, diagnostic cancer care and urgent care centers and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see the shift of increasingly complex procedures from the inpatient to the outpatient setting and have also seen growth in the general shift of lower acuity procedures to physician offices and other non-hospital outpatient settings. These trends have contributed to decreases in admissions, surgical volumes and emergency room visits and have, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.

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

•	Developing strategic partnerships with other healthcare providers to achieve growth in new regions.

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

In addition, Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While CMS has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015 (“BBA”) extended the 2% reduction in Medicare spending through federal fiscal year (“FFY”) 2025, and the Bipartisan Budget Act of 2018 (the “2018 Act”), which provides approximately $300 billion in discretionary spending sequestration relief for FFYs 2018 and 2019, further extends the 2% reduction in Medicare spending through FFY 2027.  Additionally, effective January 1, 2017, the BBA reduced Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program for covered outpatient services prior to November 2, 2015, which limits our ability to expand the scope and profitability of outpatient services we offer at off-campus locations.

On April 16, 2015, Medicare Access and the CHIP Reauthorization Act of 2015 (“MACRA”) was enacted.  Among other things, MACRA extended the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year, through September 30, 2017.   The 2018 Act, which was enacted on February 9, 2018, further extends both of these programs through FFY 2022.

On December 14, 2017, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) final rule for calendar year (“CY”) 2018, CMS finalized a change to the payment rate for certain Medicare Part B drugs purchased by hospitals through the 340B Drug Pricing Program (the “340B Program”).  The 340B Program allows certain non-profit and governmental hospitals and other healthcare providers to obtain substantial discounts on covered outpatient drugs (prescription drugs and biologics other than vaccines) from drug manufacturers. Under the final rule, CMS will pay for separately reimbursable, non-pass through drugs and biologicals (other than vaccines) purchased through the 340B Program at the average sales price (“ASP”) minus 22.5% rather than ASP plus 6%.  CMS has estimated that this change will reduce Medicare payments for drugs and biologicals by $1.6 billion in CY 2018.  To maintain budget neutrality, CMS is implementing an offsetting increase in the conversion factor for non-drug items and services for all hospitals, including those not eligible to participate in the 340B program, across the OPPS.   CMS has indicated that it may revisit this policy change for CY 2019, and litigation has been filed to stop the announced 340B Program payment rate changes from becoming effective.  We cannot predict whether CMS will make any additional changes to the methodology that it uses to pay for Medicare Part B drugs purchased by hospitals through the 340B Program or whether the litigation that has been filed against the 340B Program payment changes that CMS has implemented for CY 2018 will be successful.

On April 24, 2018, CMS issued its hospital inpatient prospective payment system (“IPPS”) proposed rule for FFY 2019 (the “Proposed Rule”), which begins on October 1, 2018.  Among other things, the Proposed Rule provides an operating payment rate increase of approximately 1.75% for hospitals that successfully report quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users.  The rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by (i) a multi-factor productivity adjustment of 0.8% and (ii) a 0.75% reduction required by the Affordable Care Act and increased by (iii) 0.5% as required by MACRA in connection with the restoration of the documentation and coding adjustments that CMS was required to make by ATRA in order to fully recoup the documentation and coding overpayments that Congress believed occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system.  Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments.  Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the Proposed Rule also makes a number of other changes to the Medicare program’s IPPS.  Among other things, the Proposed Rule would overhaul the Medicare and Medicaid Electronic Health Record Incentive Programs in order to better achieve program goals, such as interoperability and facilitation of electronic exchange of health information between providers and patients, require hospitals to make public a list of their standard changes via the internet, eliminate 19 reporting measures, remove duplicate requests for another 21 reporting measures and adopt one new claims-based readmissions measure for the hospital quality programs, and implement a variety of charges that are intended to reduce reporting and documentation burdens on hospitals.  In addition, under the proposed rule, CMS would distribute approximately $8.25 billion in uncompensated care payments to hospitals in FFY 2019, which would be an increase of approximately $1.5 billion from the FFY 2018 amount.  Overall, CMS estimates that under the proposed rule, total Medicare spending on inpatient hospital services, including capital, will increase by approximately $4 billion in FFY 2019.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. In recent years, we have benefited from the expansion of Medicaid under the Affordable Care Act, and there has been recent activity in Utah and Virginia, which are two additional states in which we operate, that may lead to Medicaid expansion.  However, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.  In addition, CMS has recently approved demonstration waivers for the Arkansas, Indiana and Kentucky Medicaid programs that, among other things, impose work and community engagement requirements and income-based premiums on certain adult Medicaid beneficiaries, and at least seven other states, including some in which we have facilities, have similar waiver requests pending.  Furthermore, on April 10, 2018, President Trump signed an executive order that, among other things, states that it is the policy of the federal government to reform the welfare system of the United States so that it empowers welfare recipients and improves employment outcomes and economic independence by strengthening existing work requirements for work-capable people and introducing new work requirements where legally permissible. Also, as part of the movement to repeal, replace or modify the Affordable Care Act and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.  Such efforts to reduce federal funding of the Medicaid program, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes, could have a negative impact on state Medicaid budgets resulting in less coverage for eligible individuals.

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

Physician Services

We employ an increasing number of physicians in our hospital markets.  Medicare pays us for services provided by our employed physicians under the Medicare physician fee schedule (“PFS”) system.  Under the PFS, CMS has assigned a national relative value unit (“RVU”) to most medical services and procedures that reflects the various resources required by a physician to provide the services relative to all other services.  Historically, the conversion factor that is used to determine physician payments for each RVU had been updated by the sustainable growth rate (“SGR”) that is intended to account for inflation and targeted growth in Medicare expenditures. The SGR has generally resulted in significant reductions to payments made under the PFS and Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

  On April 16, 2015, MACRA was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of CY 2015, and increased by an additional 0.5% per year for CYs 2016, 2017and 2018 and will be increased by 0.5% per year for CY 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

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

Results of Operations

Certain Definitions

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Adjusted EBITDA.  Earnings before depreciation and amortization; interest expense, net; other non-operating losses (gains), net; provision for income taxes; and net income attributable to noncontrolling interests and redeemable noncontrolling interests (when applicable for the periods presented).

Admissions.  The total number of patients admitted to our hospitals. Used by management and investors as a general measure of inpatient volume.

bps.    Basis points.

Consolidated.    Consolidated information includes the results of our same-hospital operations and the results of Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia, which was sold effective October 1, 2017.

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

N/A.  Not applicable.

Net revenue days outstanding.  We compute net revenue days outstanding by dividing our accounts receivable by our revenue per day. Our revenue per day is calculated by dividing our quarterly healthcare services revenues by the number of calendar days in the quarter.

Outpatient factor.  The sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue.

Outpatient surgeries.  Surgeries that do not require admission to our hospitals.

Revenues.  Amounts recognized from all payers for the delivery of healthcare services, net of contractual discounts.

Same-hospital.  Same-hospital information includes the results of our health support center and the 71 hospital campuses operated during both the three months ended March 31, 2018 and 2017. Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended March 31, 2018 and 2017

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$1,602.8	100.0%	$1,630.2	100.0%

Salaries and benefits	762.5	47.6	796.9	48.9
Supplies	266.0	16.6	268.2	16.4
Other operating expenses, net	385.8	24.0	369.5	22.7
Depreciation and amortization	81.6	5.2	88.1	5.4
Interest expense, net	37.0	2.3	37.4	2.3
Other non-operating losses (gains), net	72.7	4.5	(25.9)	(1.6)
	1,605.6	100.2	1,534.2	94.1

(Loss) income before income taxes	(2.8)	(0.2)	96.0	5.9
Provision for income taxes	2.5	0.1	32.0	2.0
Net (loss) income	(5.3)	(0.3)	64.0	3.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.5)	(0.2)	(4.1)	(0.2)
Net (loss) income attributable to LifePoint Health, Inc.	$(8.8)	(0.5)%	$59.9	3.7%

Revenues

The following table shows our key revenue and volume metrics for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Number of hospital campuses	71	72	(1)	(1.4)%
Revenues (in millions)	$1,602.8	$1,630.2	$(27.4)	(1.7)%
Admissions	66,436	70,060	(3,624)	(5.2)%
Equivalent admissions	171,272	179,774	(8,502)	(4.7)%
Revenues per equivalent admission	$9,358	$9,068	$290	3.0%
Medicare case mix index	1.55	1.50	0.05	3.3%
Average length of stay (days)	5.0	5.0	-	-%
Inpatient surgeries	17,209	18,332	(1,123)	(6.1)%
Outpatient surgeries	66,637	68,925	(2,288)	(3.3)%
Total surgeries	83,846	87,257	(3,411)	(3.9)%
Emergency room visits	395,627	426,255	(30,628)	(7.2)%
Outpatient factor	2.58	2.57	0.01	0.4%
Net revenue days outstanding (days)	47.6	51.7	(4.1)	(7.9)%

Same-hospital:
Number of hospital campuses	71	71	-	-%
Revenues (in millions)	$1,603.1	$1,596.2	$6.9	0.4%
Admissions	66,436	67,934	(1,498)	(2.2)%
Equivalent admissions	171,272	175,202	(3,930)	(2.2)%
Revenues per equivalent admission	$9,358	$9,110	$248	2.6%
Medicare case mix index	1.55	1.50	0.05	3.3%
Average length of stay (days)	5.0	5.0	-	-%
Inpatient surgeries	17,209	17,750	(541)	(3.0)%
Outpatient surgeries	66,637	67,397	(760)	(1.1)%
Total surgeries	83,846	85,147	(1,301)	(1.5)%
Emergency room visits	395,627	412,225	(16,598)	(4.0)%
Outpatient factor	2.58	2.58	-	-%
Net revenue days outstanding (days)	47.4	51.6	(4.2)	(8.1)%

For the three months ended March 31, 2018, our consolidated revenues decreased $27.4 million, or 1.7%, to $1,602.8 million compared to $1,630.2 million for the same period last year, primarily as a result of the sale of Rockdale, partially offset by an increase in our same-hospital revenues of $6.9 million, or 0.4%.  When adjusted to exclude the impact of the transfer of our home health and hospice service lines to IHHP, which we do not consolidate, our same-hospital revenues increased $15.3 million, or 1.0% for the three months ended March 31, 2018 compared to the same period last year.  Our same-hospital revenues were positively impacted by the recognition of one additional quarter of revenue associated with the Medicare dependent and low volume hospital programs, higher contracted rates from HMOs, PPOs and other private insurers, and an increase in the overall acuity of the services provided during the three months ended March 31, 2018 compared to the same period last year.  These increases were partially offset by a 2.2% decrease in our same-hospital equivalent admissions for the three months ended March 31, 2018 compared to the same period last year.  Our same-hospital equivalent admissions were negatively impacted by one less business day during the three months ended March 31, 2018 compared to the same period last year, in addition to decreases in admissions, surgical volumes and emergency room visits.

Our consolidated revenues by payer and approximate percentages of revenues were as follows for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$607.9	37.9%	$630.4	38.7%
Medicaid	219.7	13.7	242.8	14.9
HMOs, PPOs and other private insurers	738.6	46.1	718.3	44.0
Self-pay	6.2	0.4	6.0	0.4
Other	27.0	1.7	28.0	1.7
Revenue from contracts with customers	1,599.4	99.8	1,625.5	99.7
Rental income	3.4	0.2	4.7	0.3
Revenues	$1,602.8	100.0%	$1,630.2	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$762.5	47.6%	$796.9	48.9%	$(34.4)	(4.3)%
Man-hours per equivalent admission	111	N/A	113	N/A	(2)	(1.8)%
Salaries and benefits per equivalent
admission	$4,452	N/A	$4,433	N/A	$19	0.4%

For the three months ended March 31, 2018, our salaries and benefits expense decreased to $762.5 million, or 4.3%, compared to $796.9 million for the same period last year.  This decrease was primarily driven by the sale of Rockdale, in addition to labor costs associated with home health and hospice service lines transferred to IHHP, which we do not consolidate.  Additionally, our salaries and benefits decreased as a result of an outsourcing initiative for certain hospital-based departments, in addition to productivity improvements at certain of our facilities and our health support center.  These decreases were partially offset by the increasing cost of employing a greater number of physicians and their related support staff as evidenced by a 0.4% increase in our salaries and benefits per equivalent admission for the three months ended March 31, 2018 compared to the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$266.0	16.6%	$268.2	16.4%	$(2.2)	(0.8)%
Supplies per equivalent admission	$1,553	N/A	$1,492	N/A	$61	4.1%

For the three months ended March 31, 2018, our supplies expense decreased slightly to $266.0 million, or 0.8%, compared to $268.2 million for the same period last year, primarily as a result of the sale of Rockdale, partially offset by an increase in our supplies expenses as a result of growth in certain higher acuity service lines as evidenced by a  4.1% increase in our supplies per equivalent admission for the three months ended March 31, 2018 compared to the same period last year.

Other Operating Expenses, Net

The following table summarizes our other operating expenses for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Contract services	$119.7	7.5%	$116.4	7.1%	$3.3	2.8%
Professional fees	71.6	4.5	71.5	4.4	0.1	0.1%
Non-income taxes	48.7	3.0	47.0	2.9	1.7	3.8%
Repairs and maintenance	46.1	2.9	47.1	2.9	(1.0)	(2.1)%
Utilities	27.7	1.7	28.1	1.7	(0.4)	(1.7)%
Rents and leases	16.5	1.0	17.3	1.1	(0.8)	(4.0)%
Insurance	15.4	1.0	9.4	0.6	6.0	64.0%
Investment income	(6.7)	(0.4)	(12.6)	(0.8)	5.9	(46.6)%
EHR incentive income	-	-	(3.2)	(0.2)	3.2	(100.0)%
Other	46.8	2.8	48.5	3.0	(1.7)	(3.6)%
	$385.8	24.0%	$369.5	22.7%	$16.3	4.4%

For the three months ended March 31, 2018, our net other operating expenses increased to $385.8 million, or 4.4%, compared to $369.5 million for the same period last year, primarily as a result of increases in contract services and insurance expenses and decreases in investment income and EHR incentive income.  Our contract services expenses increased primarily due to the outsourcing of certain hospital-based departments in certain of our markets that were historically insourced and included in our salaries and benefits expenses.  Additionally, our insurance expenses were lower during the prior year as a result of favorable claims development under our self-insured professional liability program.  Furthermore, our investment income was higher during the prior year as a result of the positive performance of certain non-consolidated businesses.   Lastly, our EHR incentive payments have gradually decreased and ultimately ended in 2017.  We did not recognize any income associated with EHR reimbursement programs during the three months ended March 31, 2018.

Depreciation and Amortization

For the three months ended March 31, 2018, our depreciation and amortization expense decreased by $6.5 million, or 7.3%  to $81.6 million, or 5.2% of revenues, compared to $88.1 million, or 5.4% of revenues, for the same period last year.  Our depreciation and amortization expense decreased primarily as a result of impairment losses recognized in the fourth quarter of 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values, partially offset by increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $0.4 million, or 1.0%, to $37.0 million for the three months ended March 31, 2018, compared to $37.4 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Losses (Gains), Net

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized impairment losses in the aggregate of $74.3 million, $58.2 million net of income taxes, or $1.47 loss per diluted share, during the three months ended March 31, 2018, primarily in connection with our entry into definitive agreements to sell the assets of Mercy, Acadian, and Minden.    The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

As more fully discussed in Note 6 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized a net gain of approximately $1.6 million, $1.2 million net of income taxes,  or $0.03 earnings per diluted share, during the three months ended March 31, 2018, in connection with the transfer of one home health agency to IHHP in a fourth and final phase of the process.   During the three months ended March 31, 2017, we recognized a gain of approximately $7.9 million, $4.9 million net of income taxes, or $0.12 earnings per diluted share, in connection with the initial phase of establishing IHHP.

During the three months ended March 31, 2017,  we recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.27 earnings per diluted share, related to the settlement of a contingent liability previously established in connection with a prior hospital acquisition.

Provision for Income Taxes

Our provision for income taxes was $2.5 million, or 0.1% of revenues, for the three months ended March 31, 2018, compared to $32.0 million, or 2.0% of revenues, for the same period last year.  The decrease in our provision for income taxes for the three months ended March 31, 2018 was primarily attributable to a decrease in our income before income taxes for the three months ended March 31, 2018 compared to the same period last year. The decrease in our income before income taxes was primarily a result of the impairment losses recognized during the first quarter of 2018, compared to the non-operating gains recognized during the same period last year.  Additionally, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, lowered the Federal corporate income tax rate from 35% to 21% and eliminated certain deductions, for tax years beginning after December 31, 2017.

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

The following table sets forth adjusted EBITDA for the three months ended March 31, 2018 and 2017 and reconciles adjusted EBITDA to net (loss) income, the most comparable GAAP measure (dollars in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Net (loss) income	$(5.3)	(0.3)%	$64.0	3.9%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.5)	(0.2)	(4.1)	(0.2)
Net (loss) income attributable to LifePoint Health, Inc.	(8.8)	(0.5)	59.9	3.7

Adjust: Depreciation and amortization	81.6	5.2	88.1	5.4
Interest expense, net	37.0	2.3	37.4	2.3
Other non-operating losses (gains), net	72.7	4.5	(25.9)	(1.6)
Provision for income taxes	2.5	0.1	32.0	2.0
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	3.5	0.2	4.1	0.2
Adjusted EBITDA	$188.5	11.8%	$195.6	12.0%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility’).  During the first quarter of 2018, we borrowed $50.0 million under the Revolving Facility for general corporate purposes and subsequently repaid $25.0 million prior to the end of the first quarter of 2018.    We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three months ended March 31, 2018 and 2017  (dollars in millions):

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$100.6	$91.7
Less: Purchases of property and equipment	(56.2)	(68.5)
Free operating cash flow	44.4	23.2
Proceeds from sale of businesses	1.5	12.8
Proceeds from borrowings	50.0	80.0
Payments of borrowings	(29.4)	(84.4)
Repurchases of common stock	(32.8)	(5.9)
Proceeds from exercise of stock options	1.3	9.4
Other	(6.9)	(5.4)
Net change in cash and cash equivalents	$28.1	$29.7

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

Our cash flows provided by operating activities for the three months ended March 31, 2018 compared to the same period last year were positively impacted by decreases in the amount and differences in the timing of cash payments for self-insurance claims and income taxes, partially offset by increases in the amount and differences in the timing of cash payments for accounts payable and accrued expenses and the timing of cash collections of outstanding accounts receivable.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$11.1	0.7%	$14.4	0.9%
Growth capital	32.7	2.0	39.3	2.4
Information systems	12.4	0.8	14.8	0.9
	$56.2	3.5%	$68.5	4.2%

Depreciation expense	$81.2		$87.6

Ratio of capital expenditures to
depreciation expense	69.2%		78.2%

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

We expect total capital expenditures to continue to be elevated and in a range of $475.0 million and $500.0 million for 2018,  primarily as a result of ongoing capital commitments in connection with several of our acquired facilities.  Refer to “Liquidity and Capital Resources Outlook” for further information regarding our long-term capital expenditure commitments.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first three months of 2018 is as follows (dollars in millions):

				Amortization of	Reclassification of
	December 31,	Proceeds from	Payments of	Debt Issuance Costs	Revolving Facility	New Capital	March 31,
	2017	Borrowings	Borrowings	and Premium	Debt Issuance Costs	Leases	2018
Senior Credit Agreement:
Term Facility	$673.8	$-	$(4.4)	$-	$-	$-	$669.4
Revolving Facility	-	50.0	(25.0)	-	-	-	25.0
5.5% Senior Notes	1,100.0	-	-				1,100.0
5.875% Senior Notes	500.0	-	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	-	500.0
Unamortized debt issuance
costs and premium	(18.6)	-	-	1.2	(3.6)	-	(21.0)
Capital leases and financing
obligations	144.5	-	(1.1)	-	-	0.4	143.8
	$2,899.7	$50.0	$(30.5)	$1.2	$(3.6)	$0.4	$2,917.2

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
Current portion of long-term debt	$22.4	$22.3	$0.1
Long-term debt, net	2,894.8	2,877.4	17.4
Unamortized debt issuance costs and premium	21.0	18.6	2.4
Total debt, excluding unamortized debt issuance costs and premium	2,938.2	2,918.3	19.9
Total LifePoint Health, Inc. stockholders' equity	2,210.4	2,242.5	(32.1)
Total capitalization	$5,148.6	$5,160.8	$(12.2)
Total debt to total capitalization	57.1%	56.5%	60	bps

Percentage of total debt:
Fixed rate debt	76.4%	76.9%
Variable rate debt	23.6	23.1
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March 31, 2018, we had $22.3 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During the first quarter of 2018, we borrowed $50.0 million under the Revolving Facility for general corporate purposes and subsequently repaid $25.0 million prior to the end of the first quarter of 2018.    Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $552.7 million as of March 31, 2018.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of March 31, 2018, the applicable annual interest rate under the Term Facility was 3.63%, which was based on the 30-day adjusted LIBOR of 1.88% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of March 31, 2018.

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

Liquidity and Capital Resources Outlook

We expect total capital expenditures to continue to be elevated and in a range of $475.0 million and $500.0 million for 2018,  primarily as a result of ongoing capital commitments in connection with several of our acquired facilities.  As part of our current acquisition strategy, we expect capital expenditure commitments to be a component of future acquisitions.  At March 31, 2018, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,274.0 million, which generally have remaining terms of four to eight years.

At  March 31, 2018, we had uncompleted projects with an estimated additional cost to complete of approximately $405.6 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  We believe that our internally generated cash flows and borrowing available under our current Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2018,  there were no material changes in our contractual obligations as presented in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had $22.3 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Standards

Refer to Notes  1 and 2 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2018, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,938.2 million, 23.6%, or $694.4 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of March 31, 2018 was 100 basis points higher during the three months ended March 31, 2018, our net income would have decreased by approximately $1.3 million, or $0.03 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2018. As a result, the interest rate market risk implicit in these investments at March 31, 2018, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”),  DOJ and other governmental agencies and fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from Medicare Administrative Contractors, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

On September 16, 2013, we and two of our affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosures related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  We cooperated with the government in its investigations of the voluntary self-disclosure and provided additional documentation, as requested. We believe that the government’s investigations are now closed.  Following reviews by independent interventional cardiologists, we notified patients of these two physicians who may have received an unnecessary procedure of such fact.

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

Two putative class action lawsuits were filed in the Circuit Court of Dallas County, Alabama.  The first putative class action lawsuit, filed in November 2014, sought certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  We reached an agreement in principle to settle this lawsuit, and on August 14, 2017, the Court entered an order certifying this class for settlement purposes only and granted the parties’ motion for preliminary approval of settlement.  A fairness hearing to determine whether the settlement was fair, reasonable, and adequate, and whether it should be approved by the Court, is was conducted on November 8, 2017, at which time the settlement was approved. The Court’s order approving settlement became final and non-appealable on January 2, 2018.

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

Additionally, we and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against us, our subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  In February 2017, we received a notice of a threatened claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against us, two of our subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The threatened claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2017 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors.    We repurchased approximately 0.6 million shares for an aggregate purchase price, including commissions, of $30.0 million at an average purchase price of $47.95 per share during the three months ended March 31, 2018.  We did not repurchase any shares during the three months ended March 31, 2017.  As of March 31, 2018, we had remaining authority to repurchase $200.0 million in shares through April 24, 2019 in accordance with a  repurchase plan approved by our Board of Directors on October 24, 2017. We are not obligated to repurchase any specific number of shares under our repurchase plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans for aggregate purchase prices of approximately $2.8 million and $5.9 million during each of the three months ended March 31, 2018 and 2017. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2018:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares That
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Plan
	Purchased	per Share	Announced Plan	(In millions)
January 1, 2018 to January 31, 2018	276,101	$48.14	276,101	$216.7
February 1, 2018 to February 28, 2018 (a)	298,358	$47.32	234,767	$205.5
March 1, 2018 to March 31, 2018	114,990	$47.53	114,990	$200.0
Total	689,449	$47.68	625,858	$200.0

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our stockholder-approved Amended and Restated 2013 Long-Term Incentive Plan.

Item 6.  Exhibits

Exhibit Number		Description of Exhibits
3.1	-

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

Second Extension to Computer and Data Processing Agreement, dated March 30, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.2	-

Third Extension to Computer and Data Processing Agreement, dated April 27, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

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

Date: May 4, 2018