Form 10-Q
period 2018-06-30
LIFEPOINT HEALTH, INC.
filed 2018-07-27
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

As of July 20, 2018, the number of outstanding shares of the registrant’s Common Stock was 38,725,509.

LifePoint Health, Inc.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2018	2017	2018	2017
Revenues	$1,569.8	$1,594.8	$3,172.6	$3,225.0

Salaries and benefits	740.2	762.0	1,502.7	1,558.9
Supplies	256.0	263.2	522.0	531.4
Other operating expenses, net	386.6	377.4	772.4	746.9
Depreciation and amortization	81.4	88.7	163.0	176.8
Interest expense, net	37.0	37.6	74.0	75.0
Other non-operating (gains) losses, net	(3.2)	(4.5)	69.5	(30.4)
	1,498.0	1,524.4	3,103.6	3,058.6

Income before income taxes	71.8	70.4	69.0	166.4
Provision for income taxes	17.0	24.4	19.5	56.4
Net income	54.8	46.0	49.5	110.0
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(2.4)	(3.5)	(5.9)	(7.6)
Net income attributable to LifePoint Health, Inc.	$52.4	$42.5	$43.6	$102.4

Weighted average shares outstanding - basic	38.8	40.3	38.9	40.2
Effect of dilutive stock options and other stock-based awards	0.7	1.0	0.6	1.0
Weighted average shares outstanding - diluted	39.5	41.3	39.5	41.2

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.35	$1.06	$1.12	$2.55
Diluted	$1.33	$1.03	$1.10	$2.49

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2018	2017 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$143.8	$112.0
Accounts receivable	802.7	822.4
Inventories	152.9	153.1
Prepaid expenses	76.5	67.2
Other current assets	101.3	110.5
	1,277.2	1,265.2
Property and equipment:
Land	181.3	182.4
Buildings and improvements	2,557.5	2,564.7
Equipment	2,349.3	2,340.4
Construction in progress (estimated costs to complete after June 30, 2018 is $359.7)	341.6	353.8
	5,429.7	5,441.3
Accumulated depreciation	(2,426.0)	(2,351.0)
	3,003.7	3,090.3

Intangible assets, net	78.2	76.3
Other long-term assets	123.2	116.8
Goodwill	1,733.8	1,737.8
Total assets	$6,216.1	$6,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186.6	$210.3
Accrued salaries	203.9	216.3
Other current liabilities	277.4	296.0
Current maturities of long-term debt	22.6	22.3
	690.5	744.9

Long-term debt, net	2,905.8	2,877.4
Deferred income taxes	10.2	32.3
Long-term portion of reserves for self-insurance claims	141.0	140.9
Other long-term liabilities	85.9	80.1
Total liabilities	3,833.4	3,875.6

Redeemable noncontrolling interests	93.1	125.0

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 68,250,713 and
67,990,507 shares issued at June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	1,624.9	1,620.8
Accumulated other comprehensive loss	(3.6)	(3.6)
Retained earnings	1,922.9	1,879.3
Common stock in treasury, at cost, 29,525,204 and 28,632,630 shares at June 30, 2018
and December 31, 2017, respectively	(1,297.6)	(1,254.7)
Total LifePoint Health, Inc. stockholders' equity	2,247.3	2,242.5
Noncontrolling interests	42.3	43.3
Total equity	2,289.6	2,285.8
Total liabilities and equity	$6,216.1	$6,286.4

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net income	$54.8	$46.0	$49.5	$110.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	6.5	5.3	14.7	11.9
Depreciation and amortization	81.4	88.7	163.0	176.8
Other non-cash amortization	2.7	3.1	5.3	6.4
Other non-operating (gains) losses, net	(3.2)	(4.5)	69.5	(30.4)
Deferred income taxes	3.4	0.1	(22.1)	(1.0)
Reserve for self-insurance claims, net of payments	0.5	(5.1)	(1.6)	(36.8)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	26.6	21.0	7.3	11.5
Inventories, prepaid expenses and other current assets	20.2	20.3	14.3	20.4
Accounts payable, accrued salaries and other current liabilities	(50.7)	(32.7)	(82.0)	(35.2)
Income taxes payable/receivable	(12.7)	(30.5)	13.6	(22.2)
Other	5.3	(1.1)	3.9	(9.1)
Net cash provided by operating activities	134.8	110.6	235.4	202.3

Cash flows from investing activities:
Purchases of property and equipment	(81.4)	(89.2)	(137.6)	(157.7)
Proceeds from sale of businesses	-	2.1	1.5	14.9
Other	2.7	0.8	(4.0)	(2.4)
Net cash used in investing activities	(78.7)	(86.3)	(140.1)	(145.2)

Cash flows from financing activities:
Proceeds from borrowings	75.0	60.0	125.0	140.0
Payments of borrowings	(64.4)	(64.4)	(93.8)	(148.8)
Repurchases of common stock	(10.1)	(20.5)	(42.9)	(26.4)
Redemptions of noncontrolling interests and redeemable
noncontrolling interests, net of sales	(36.9)	(0.2)	(34.7)	(0.2)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	(15.1)	(3.0)	(16.3)	(4.8)
Proceeds from exercise of stock options	0.4	5.9	1.7	15.3
Other	(1.3)	3.0	(2.5)	2.6
Net cash used in financing activities	(52.4)	(19.2)	(63.5)	(22.3)

Change in cash and cash equivalents	3.7	5.1	31.8	34.8
Cash and cash equivalents at beginning of period	140.1	125.8	112.0	96.1
Cash and cash equivalents at end of period	$143.8	$130.9	$143.8	$130.9

Supplemental disclosure of cash flow information:
Interest payments	$65.5	$63.3	$72.2	$68.8
Capitalized interest	$3.7	$1.5	$6.9	$3.0
Income tax payments, net	$26.3	$54.8	$28.0	$79.6

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2017 (a)	39.3	$0.7	$1,620.8	$(3.6)	$1,879.3	$(1,254.7)	$43.3	$2,285.8
Net income	-	-	-	-	43.6	-	0.1	43.7
Exercise of stock options	0.3	-	1.7	-	-	-	-	1.7
Stock-based compensation	-	-	14.7	-	-	-	-	14.7
Repurchases of common stock,
at cost	(0.9)	-	-	-	-	(42.9)	-	(42.9)
Fair value adjustments related to
redeemable noncontrolling interests	-	-	(12.6)	-	-	-	-	(12.6)
Proceeds from (distributions to)
noncontrolling interests	-	-	0.3	-	-	-	(1.1)	(0.8)
Balance at June 30, 2018	38.7	$0.7	$1,624.9	$(3.6)	$1,922.9	$(1,297.6)	$42.3	$2,289.6

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

June 30, 2018

Unaudited

SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”

The Company is applying the guidance in accordance with Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”).  As of June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act, and the Company did not make any adjustments to the provisional amounts that it recorded at December 31, 2017 during the six months ended June 30, 2018.  As the Company completes its analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, it may make adjustments to the provisional amounts.  Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

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

Note 2. Revenue Recognition and Accounts Receivable

Revenue from Contracts with Customers

Overview

The Company recognizes revenues in the period in which performance obligations are satisfied. Generally, the Company bills patients and third-party payers several days after the services are performed or the patient is discharged. Accounts receivable primarily consist of amounts due from third-party payers and patients. The Company’s ability to collect outstanding accounts receivable is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs and third-party payers such as Medicare, Medicaid, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and private insurers as well as directly from patients are subject to contractual adjustments, discounts and implicit price concessions.  Accordingly, the revenue and accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the net consideration to which the Company expects to be entitled to in exchange for providing patient care.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payer’s ability to pay are recognized as bad debt expense.  With the adoption of ASC 606-10, bad debt expense is included under the caption “Other operating expenses, net” in the accompanying condensed consolidated statements of income, instead of separately as a deduction to arrive at revenue.  Bad debt expense for the three and six months ended June 30, 2018 and 2017 was not material for the Company.

Contractual Discounts

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from the Company’s established billing rates. The Company must estimate the total amount of these discounts to prepare its condensed consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Subsequent changes in estimates for contractual discounts are reflected as an adjustment to revenues in the period of the change.  Medicare, Medicaid and other discounted payer accounts receivables are written off after they have been final settled with the payer.

Cost Report Settlements

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payers for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care.  These settlements are estimated based on the payment terms of the reimbursement agreement with the payer, correspondence from the payer, and the Company’s historical experience.  Estimated settlements are adjusted in future periods as final settlements are determined.  There is a reasonable possibility that recorded estimates will change by a material amount in the near term.  Net adjustments arising from a change in the transaction price for estimated settlements under reimbursement agreements resulted in increases to revenues of $1.4 million and $14.3  million during the three months ended June 30, 2018 and 2017, respectively, and $9.9 million and $21.1 million for the six months ended June 30, 2018 and 2017, respectively.

The net cost report settlements due from the Company at June 30, 2018 were $3.2 million and are included under the caption “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet.  The net cost report settlements due to the Company at December 31, 2017 were $2.7 million and are included under the caption “Accounts receivable” in the accompanying unaudited condensed consolidated balance sheet.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs consistent with the constraints that are required by ASC 606-10.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

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

The revenues associated with self-pay patients are reported at the net amount that the Company expects to collect.  Because the Company provides care to patients regardless of their ability to pay, the Company has determined that the differences between the amounts it bills based on gross or discounted charges and the amounts the Company expects to collect represent implicit price concessions.  The final amount that will be received from the patient is not known at the date of service, and the Company accounts for this variable consideration in accordance with the provisions of ASC 606-10.  Self-pay accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

Charity Care

The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. The Company estimates that its costs of care provided under its charity care programs approximated $5.5 million and $6.7  million for the three months ended June 30, 2018 and 2017, respectively, and $10.8 million and $13.6 million for the six months ended June 30, 2018 and 2017, respectively.  The Company does not report a charity care patient’s charges in revenues as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

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

Financing Component

The Company has elected to apply the practical expedient permitted under ASC 606-10 and does not adjust the estimated amount of consideration from patients and third-party payers for the effects of a significant financing component because the Company expects that the period between the time the service is provided to a patient and the time that the patient or a third-party payer pays for that service will be one year or less.

Rental Income

The Company leases certain real estate assets it owns to unrelated third parties, primarily medical office buildings to non-employed physicians. The Company recognizes rental income for these operating lease arrangements in which the Company is the lessor on a straight-line basis over the lease term in accordance with ASC 840-10, “Leases”.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Concentration of Revenues

The Company’s revenues by source, as well as approximate percentages of revenues, were as follows for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$577.3	36.8%	$594.8	37.3%	$1,185.2	37.4%	$1,225.2	38.0%
Medicaid	219.7	14.0	229.9	14.4	439.4	13.8	472.7	14.6
HMOs, PPOs and other private insurers	736.5	46.9	736.1	46.1	1,475.1	46.5	1,454.4	45.1
Self-pay	6.6	0.4	6.0	0.4	12.8	0.4	12.0	0.4
Other	26.3	1.7	23.6	1.5	53.3	1.7	51.6	1.6
Revenue from contracts with customers	1,566.4	99.8	1,590.4	99.7	3,165.8	99.8	3,215.9	99.7
Rental income	3.4	0.2	4.4	0.3	6.8	0.2	9.1	0.3
Revenues	$1,569.8	100.0%	$1,594.8	100.0%	$3,172.6	100.0%	$3,225.0	100.0%

During the three months ended June 30, 2018 and 2017, approximately 50.8% and 51.7%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  During the six months ended June 30, 2018 and 2017, approximately 51.2% and 52.6%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.    The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues by primary service type and approximate percentages of revenues were as follows for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Outpatient services	$938.7	59.8%	$933.7	58.5%	$1,872.2	59.0%	$1,853.9	57.5%
Inpatient services	601.4	38.3	633.1	39.7	1,240.3	39.1	1,310.4	40.6
Non-patient (ancillary goods,
services and rental income)	29.7	1.9	28.0	1.8	60.1	1.9	60.7	1.9
Revenues	$1,569.8	100.0%	$1,594.8	100.0%	$3,172.6	100.0%	$3,225.0	100.0%

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generated significant revenues for the three and six months ended June 30, 2018 and 2017:

		Three Months Ended June 30,				Six Months Ended June 30,
	Hospital Campuses	2018		2017		2018		2017
	in State as of		% of		% of		% of		% of
	June 30, 2018	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$237.9	15.2%	$240.0	15.1%	$476.4	15.0%	$477.1	14.8%
Kentucky	10	181.6	11.6	170.7	10.7	364.2	11.5	349.8	10.8
Virginia	6	164.7	10.5	158.7	10.0	335.0	10.6	325.2	10.1
Pennsylvania	4	133.4	8.5	140.9	8.8	266.4	8.4	281.7	8.7
Tennessee	10	120.4	7.7	114.9	7.2	238.0	7.5	232.2	7.2
Michigan	3	112.3	7.2	113.5	7.1	224.8	7.1	225.9	7.0
New Mexico	2	94.1	6.0	87.8	5.5	188.7	5.9	172.7	5.4

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

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $52.4 million and $56.9 million for the three months ended June 30, 2018 and 2017, respectively, and $111.6 million and $118.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured revolving credit facility (the “Revolving Facility”)  under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Senior Credit Agreement:
Term Facility	$665.0	$673.8	$665.0	$673.8
Revolving Facility	$40.0	$-	$40.0	$-
5.5% Senior Notes	$1,100.0	$1,100.0	$1,102.8	$1,117.9
5.875% Senior Notes	$500.0	$500.0	$496.9	$504.4
5.375% Senior Notes	$500.0	$500.0	$478.8	$498.1

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Note 5. Other Non-Operating Gains and Losses

Louisiana Market Divestitures

In March 2018, the Company entered into definitive agreements to sell the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana.  The Company anticipates these sales will be completed during the third quarter of 2018.

Included in the Company’s consolidated results of operations for the three months ended June 30, 2018 and 2017 are net operating losses before income taxes attributable to these three hospitals of $0.5 million and $2.0 million, respectively. Additionally, included in the Company’s consolidated results of operations for the six months ended June 30, 2018 and 2017 are net operating losses before income taxes attributable to these three hospitals of $1.7 million and $3.4 million, respectively.

The Company has recorded both an asset and a liability of $26.9 million and $4.3 million, respectively, related to the assets and liabilities held for sale in connection with these transactions included under the captions “Other current assets” and “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2018.

During the six months ended June 30, 2018, the Company recognized impairment losses in the aggregate of $74.3 million, $58.2 million net of income taxes, or $1.47 loss per diluted share, primarily in connection with the Company’s entry into definitive agreements to sell the assets of Mercy, Acadian and Minden, which is included under the caption “Other non-operating (gains) losses, net” in the accompanying unaudited condensed consolidated statement of income for the six months ended June 30, 2018.  The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Throughout 2017, ownership and management of 19 of the Company’s home health agencies and 10 of the Company’s hospices were transferred to IHHP over the course of three phases.  Additionally, effective February 2, 2018, ownership and management of one remaining home health agency was transferred to IHHP in a fourth and final phase (“Phase IV”).  In connection with Phase IV, the Company transferred assets primarily comprised of accounts receivable and allocated goodwill in exchange for cash, and recognized a gain of approximately $1.6 million, $1.2 net of income taxes, or $0.03 earnings per diluted share, which is included under the caption “Other non-operating (gains) losses, net” in the accompanying unaudited condensed consolidated statement of income for the six months ended June 30, 2018.

Gain on Sale of Ancillary Rehabilitation Facility

During the three months ended June 30, 2018, the Company recognized a net gain of $3.2 million, $2.4 million net of income taxes, or $0.06 earnings per diluted share, primarily attributable to the sale of an ancillary rehabilitation facility at one of our hospital campuses.

Note 6. Redeemable Noncontrolling Interests

Certain of the Company’s joint venture partners’ noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption features related to these interests could require the Company to deliver cash, if exercised.  Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying unaudited condensed consolidated balance sheets under the caption “Redeemable noncontrolling interests”.

Effective June 1, 2018, the Company purchased its joint venture partner’s 20% noncontrolling interest in Fauquier Health (“Fauquier”), a 97 bed hospital and 113 bed long-term care facility located in Warrenton, Virginia, for approximately $49.9 million.  The total transaction price includes the estimated fair value of the joint venture partner’s 20% interest in Fauquier in addition to undistributed earnings allocable to the joint venture partner as of the transaction date.    As a result of this transaction,  Fauquier became a wholly-owned subsidiary of the Company.

The following table presents the changes in the Company’s redeemable noncontrolling interests, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 (in millions):

Balance at December 31, 2017	$125.0
Net income attributable to redeemable noncontrolling interests	5.8
Fair value adjustments	12.6
Redemptions, net of sales	(35.1)
Distributions	(15.2)
Balance at June 30, 2018	$93.1

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$33.7	$30.1
Accumulated amortization	(17.2)	(16.5)
Net total	16.5	13.6
Non-competition agreements and other
Gross carrying amount	18.2	18.2
Accumulated amortization	(14.2)	(13.3)
Net total	4.0	4.9
Total amortized intangible assets
Gross carrying amount	51.9	48.3
Accumulated amortization	(31.4)	(29.8)
Net total	20.5	18.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.9
Licenses, provider numbers, accreditations and other	21.8	21.9
Net total	57.7	57.8

Total intangible assets:
Gross carrying amount	109.6	106.1
Accumulated amortization	(31.4)	(29.8)
Net total	$78.2	$76.3

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from three to five years and is included as an expense under the caption “Other operating expenses, net” in the accompanying unaudited condensed consolidated statements of income.  The Company’s liability for contract-based physician minimum revenue guarantees was $9.9 million and $6.5 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Note 8.  Common Stock in Treasury

The Company’s Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The Company repurchased approximately 0.8 million and 0.3 million shares for an aggregate purchase price, including commissions, of $40.0 million and $20.4 million at an average purchase price of $48.35 and $64.32 per share during the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, the Company had remaining authority to repurchase approximately $190.0 million in shares through April 24, 2019 in accordance with a repurchase plan approved by the Company’s Board of Directors on October 24, 2017. The Company is not obligated to repurchase any specific number of shares under its repurchase plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately  0.1 million shares vested under these plans during each of the six months ended June 30, 2018 and 2017 for aggregate purchase prices of approximately $2.9 million and $6.0 million, respectively. The Company has designated these shares as treasury stock.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Stock Options

The Company granted options to purchase 496,781 and 885,122 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the six months ended June 30, 2018 and 2017, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the six months ended June 30, 2018 and 2017 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Expected volatility	33.1%	32.9%
Risk-free interest rate	2.88%	2.37%
Expected dividends	-	-
Average expected term (years)	6.6	6.1
Fair value per share of stock options granted	$16.46	$21.42

The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $1.1 million and $9.6 million, respectively. The Company received $1.7 million and $15.3 million in cash from stock option exercises during the six months ended June 30, 2018 and 2017, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0.2 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was $20.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

Other Stock-Based Awards

The Company granted  309,511 and  141,882 restricted stock units to certain officers, employees and non-employee directors in accordance with the LTIP during the six months ended June 30, 2018 and 2017, respectively. Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant, or cliff-vesting periods one year from the date of grant.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

During the six months ended June 30, 2018 and 2017,  the Company granted 272,671 and 144,535 targeted performance-based restricted stock units, respectively, that vest subject to the achievement of performance and market conditions.   In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over cliff-vesting periods of three or four years from the grant date.

The performance condition for the targeted performance-based restricted stock units granted during each of the six months ended June 30, 2018 and 2017 is based on the Company’s average level of achievement of annually established targets for diluted earnings per share over a three year performance measurement period.   Additionally, the number of shares payable under certain of the targeted performance-based restricted stock units granted during each of the six months ended June 30, 2018 and 2017 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results compared to the targets. For the restricted stock units not subject to the Company’s total shareholder return,  the number of shares payable at the end of the vesting periods ranges from 50% to 150% of the targeted units based on the Company’s actual performance results compared to the targets.

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

As of June 30, 2018, there was $31.8 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.6 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Equity awards:
Other stock-based awards	$3.7	$2.1	$8.5	$5.0
Stock options	2.8	3.2	6.2	6.9
Total stock-based compensation expense	$6.5	$5.3	$14.7	$11.9
Tax benefit on stock-based compensation expense	$1.5	$2.1	$3.3	$4.6

     The Company did not capitalize any stock-based compensation cost during the six months ended June 30, 2018 or 2017.  As of June 30, 2018, there was $52.6 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of  2.2 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

June 30, 2018

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

Additionally, the Company and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against the Company, its subsidiaries, Raleigh General Hospital and Dr. Kenneth Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  In February 2017, the Company received a notice of a threatened claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against it, two of its subsidiaries, Raleigh General Hospital and Dr. Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The threatened claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $341.6 million in costs related to uncompleted projects as of June 30, 2018, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2018, these uncompleted projects had an estimated cost to complete of approximately $359.7 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a component of future acquisitions.  At June 30, 2018, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,229.2 million, which generally have remaining terms of four to eight years.

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

June 30, 2018

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$918.8	$651.0	$-	$1,569.8

Salaries and benefits	6.5	434.4	299.3	-	740.2
Supplies	-	141.2	114.8	-	256.0
Other operating expenses, net	(1.0)	231.4	156.2	-	386.6
Equity in earnings of affiliates	(80.2)	-	-	80.2	-
Depreciation and amortization	-	51.5	29.9	-	81.4
Interest expense, net	28.7	2.1	6.2	-	37.0
Other non-operating gain, net	-	-	(3.2)	-	(3.2)
Management (income) fees	-	(18.2)	18.2	-	-
	(46.0)	842.4	621.4	80.2	1,498.0
Income before income taxes	46.0	76.4	29.6	(80.2)	71.8
(Benefit) provision for income taxes	(6.4)	23.4	-	-	17.0
Net income	52.4	53.0	29.6	(80.2)	54.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(2.4)	-	(2.4)
Net income attributable to LifePoint
Health, Inc.	$52.4	$53.0	$27.2	$(80.2)	$52.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$906.1	$688.7	$-	$1,594.8

Salaries and benefits	5.3	430.8	325.9	-	762.0
Supplies	-	144.0	119.2	-	263.2
Other operating expenses, net	(2.0)	224.1	155.3	-	377.4
Equity in earnings of affiliates	(77.4)	-	-	77.4	-
Depreciation and amortization	-	54.7	34.0	-	88.7
Interest expense, net	31.6	1.4	4.6	-	37.6
Other non-operating loss (gain), net	-	3.4	(7.9)	-	(4.5)
Management (income) fees	-	(19.7)	19.7	-	-
	(42.5)	838.7	650.8	77.4	1,524.4
Income before income taxes	42.5	67.4	37.9	(77.4)	70.4
Provision for income taxes	-	24.4	-	-	24.4
Net income	42.5	43.0	37.9	(77.4)	46.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(3.5)	-	(3.5)
Net income attributable to LifePoint
Health, Inc.	$42.5	$43.0	$34.4	$(77.4)	$42.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$1,856.5	$1,316.1	$-	$3,172.6

Salaries and benefits	14.7	883.6	604.4	-	1,502.7
Supplies	-	289.8	232.2	-	522.0
Other operating expenses, net	(1.6)	465.5	308.5	-	772.4
Equity in earnings of affiliates	(110.7)	-	-	110.7	-
Depreciation and amortization	-	104.1	58.9	-	163.0
Interest expense, net	58.0	3.3	12.7	-	74.0
Other non-operating losses (gains), net	-	70.1	(0.6)	-	69.5
Management (income) fees	-	(36.1)	36.1	-	-
	(39.6)	1,780.3	1,252.2	110.7	3,103.6
Income before income taxes	39.6	76.2	63.9	(110.7)	69.0
(Benefit) provision for income taxes	(4.0)	23.5	-	-	19.5
Net income	43.6	52.7	63.9	(110.7)	49.5
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(5.9)	-	(5.9)
Net income attributable to LifePoint
Health, Inc.	$43.6	$52.7	$58.0	$(110.7)	$43.6

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$1,833.2	$1,391.8	$-	$3,225.0

Salaries and benefits	11.9	880.6	666.4	-	1,558.9
Supplies	-	287.5	243.9	-	531.4
Other operating expenses, net	(2.0)	441.1	307.8	-	746.9
Equity in earnings of affiliates	(179.4)	-	-	179.4	-
Depreciation and amortization	-	109.4	67.4	-	176.8
Interest expense, net	63.1	2.6	9.3	-	75.0
Other non-operating losses (gains), net	-	2.9	(33.3)	-	(30.4)
Management (income) fees	-	(38.6)	38.6	-	-
	(106.4)	1,685.5	1,300.1	179.4	3,058.6
Income before income taxes	106.4	147.7	91.7	(179.4)	166.4
Provision for income taxes	4.0	52.4	-	-	56.4
Net income	102.4	95.3	91.7	(179.4)	110.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(7.6)	-	(7.6)
Net income attributable to LifePoint
Health, Inc.	$102.4	$95.3	$84.1	$(179.4)	$102.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
June 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$49.8	$94.0	$-	$143.8
Accounts receivable	-	477.5	325.2	-	802.7
Inventories	-	93.3	59.6	-	152.9
Prepaid expenses	0.2	52.5	23.8	-	76.5
Other current assets	-	77.9	23.4	-	101.3
	0.2	751.0	526.0	-	1,277.2
Property and equipment:
Land	-	96.9	84.4	-	181.3
Buildings and improvements	-	1,754.8	802.7	-	2,557.5
Equipment	-	1,697.9	651.4	-	2,349.3
Construction in progress	-	98.2	243.4	-	341.6
	-	3,647.8	1,781.9	-	5,429.7
Accumulated depreciation	-	(1,888.3)	(537.7)	-	(2,426.0)
	-	1,759.5	1,244.2	-	3,003.7
Intangible assets, net	-	35.2	43.0	-	78.2
Investments in subsidiaries	2,854.9	-	-	(2,854.9)	-
Due from subsidiaries	2,192.0	-	-	(2,192.0)	-
Other long-term assets	14.5	58.7	50.0	-	123.2
Goodwill	-	1,421.7	312.1	-	1,733.8
Total assets	$5,061.6	$4,026.1	$2,175.3	$(5,046.9)	$6,216.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$114.7	$71.9	$-	$186.6
Accrued salaries	-	122.6	81.3	-	203.9
Other current liabilities	18.9	187.5	71.0	-	277.4
Current maturities of long-term debt	17.5	1.0	4.1	-	22.6
	36.4	425.8	228.3	-	690.5
Long-term debt, net	2,767.7	44.7	93.4	-	2,905.8
Due to Parent	-	1,359.7	832.3	(2,192.0)	-
Deferred income taxes	10.2	-	-	-	10.2
Long-term portion of reserves for self-insurance claims	-	85.6	55.4	-	141.0
Other long-term liabilities	-	50.2	35.7	-	85.9
Total liabilities	2,814.3	1,966.0	1,245.1	(2,192.0)	3,833.4
Redeemable noncontrolling interests	-	-	93.1	-	93.1
Total LifePoint Health, Inc. stockholders' equity	2,247.3	2,060.1	794.8	(2,854.9)	2,247.3
Noncontrolling interests	-	-	42.3	-	42.3
Total equity	2,247.3	2,060.1	837.1	(2,854.9)	2,289.6
Total liabilities and equity	$5,061.6	$4,026.1	$2,175.3	$(5,046.9)	$6,216.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$52.4	$53.0	$29.6	$(80.2)	$54.8
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(80.2)	-	-	80.2	-
Stock-based compensation	6.5	-	-	-	6.5
Depreciation and amortization	-	51.5	29.9	-	81.4
Other non-cash amortization	1.2	1.1	0.4	-	2.7
Other non-operating gain, net	-	-	(3.2)	-	(3.2)
Deferred income taxes	3.4	-	-	-	3.4
Reserve for self-insurance claims, net of payments	-	1.5	(1.0)	-	0.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	9.0	17.6	-	26.6
Inventories, prepaid expenses and other current assets	(0.2)	(9.2)	29.6	-	20.2
Accounts payable, accrued salaries and other current liabilities	(29.0)	(9.6)	(12.1)	-	(50.7)
Income taxes payable/receivable	(12.7)	-	-	-	(12.7)
Other	(0.4)	(0.1)	5.8	-	5.3
Net cash (used in) provided by operating activities	(59.0)	97.2	96.6	-	134.8

Cash flows from investing activities:
Purchases of property and equipment	-	(33.4)	(48.0)	-	(81.4)
Other	(0.7)	(0.1)	3.5	-	2.7
Net cash used in investing activities	(0.7)	(33.5)	(44.5)	-	(78.7)

Cash flows from financing activities:
Proceeds from borrowings	75.0	-	-	-	75.0
Payments of borrowings	(64.4)	-	-	-	(64.4)
Repurchases of common stock	(10.1)	-	-	-	(10.1)
Redemption of noncontrolling interest and redeemable
noncontrolling interests, net of sales	-	-	(36.9)	-	(36.9)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(15.1)	-	(15.1)
Proceeds from exercise of stock options	0.4	-	-	-	0.4
Change in intercompany balances with affiliates, net	58.8	(64.7)	5.9	-	-
Other	-	0.2	(1.5)	-	(1.3)
Net cash provided by (used in) financing activities	59.7	(64.5)	(47.6)	-	(52.4)

Change in cash and cash equivalents	-	(0.8)	4.5	-	3.7
Cash and cash equivalents at beginning of period	-	50.6	89.5	-	140.1
Cash and cash equivalents at end of period	$-	$49.8	$94.0	$-	$143.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$42.5	$43.0	$37.9	$(77.4)	$46.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(77.4)	-	-	77.4	-
Stock-based compensation	5.3	-	-	-	5.3
Depreciation and amortization	-	54.7	34.0	-	88.7
Other non-cash amortization	1.2	1.4	0.5	-	3.1
Other non-operating loss (gain), net	-	3.4	(7.9)	-	(4.5)
Deferred income taxes	0.1	-	-	-	0.1
Reserve for self-insurance claims, net of payments	-	(2.5)	(2.6)	-	(5.1)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	11.4	9.6	-	21.0
Inventories, prepaid expenses and other current assets	(0.1)	(9.5)	29.9	-	20.3
Accounts payable, accrued salaries and other current liabilities	(28.4)	23.2	(27.5)	-	(32.7)
Income taxes payable/receivable	(30.5)	-	-	-	(30.5)
Other	(0.1)	2.9	(3.9)	-	(1.1)
Net cash (used in) provided by operating activities	(87.4)	128.0	70.0	-	110.6

Cash flows from investing activities:
Purchases of property and equipment	-	(30.8)	(58.4)	-	(89.2)
Proceeds from sale of businesses	-	2.1	-	-	2.1
Other	0.3	(0.3)	0.8	-	0.8
Net cash provided by (used in) investing activities	0.3	(29.0)	(57.6)	-	(86.3)

Cash flows from financing activities:
Proceeds from borrowings	60.0	-	-	-	60.0
Payments of borrowings	(64.4)	-	-	-	(64.4)
Repurchases of common stock	(20.5)	-	-	-	(20.5)
Redemption of noncontrolling interest and redeemable
noncontrolling interests, net of sales	-	-	(0.2)	-	(0.2)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(3.0)	-	(3.0)
Proceeds from exercise of stock options	5.9	-	-	-	5.9
Change in intercompany balances with affiliates, net	106.4	(89.1)	(17.3)	-	-
Other	(0.3)	(2.3)	5.6	-	3.0
Net cash provided by (used in) in financing activities	87.1	(91.4)	(14.9)	-	(19.2)

Change in cash and cash equivalents	-	7.6	(2.5)	-	5.1
Cash and cash equivalents at beginning of period	-	31.6	94.2	-	125.8
Cash and cash equivalents at end of period	$-	$39.2	$91.7	$-	$130.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$43.6	$52.7	$63.9	$(110.7)	$49.5
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(110.7)	-	-	110.7	-
Stock-based compensation	14.7	-	-	-	14.7
Depreciation and amortization	-	104.1	58.9	-	163.0
Other non-cash amortization	2.4	2.2	0.7	-	5.3
Other non-operating losses (gains), net	-	70.1	(0.6)	-	69.5
Deferred income taxes	(22.1)	-	-	-	(22.1)
Reserve for self-insurance claims, net of payments	-	3.8	(5.4)	-	(1.6)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(5.2)	12.5	-	7.3
Inventories, prepaid expenses and other current assets	(0.1)	1.9	12.5	-	14.3
Accounts payable, accrued salaries and other current liabilities	0.2	(64.5)	(17.7)	-	(82.0)
Income taxes payable/receivable	13.6	-	-	-	13.6
Other	(1.0)	2.7	2.2	-	3.9
Net cash (used in) provided by operating activities	(59.4)	167.8	127.0	-	235.4

Cash flows from investing activities:
Purchases of property and equipment	-	(54.7)	(82.9)	-	(137.6)
Proceeds from sale of businesses	-	1.5	-	-	1.5
Other	(1.4)	(3.1)	0.5	-	(4.0)
Net cash used in investing activities	(1.4)	(56.3)	(82.4)	-	(140.1)

Cash flows from financing activities:
Proceeds from borrowings	125.0	-	-	-	125.0
Payments of borrowings	(93.8)	-	-	-	(93.8)
Repurchases of common stock	(42.9)	-	-	-	(42.9)
Redemption of noncontrolling interest and redeemable
noncontrolling interests, net of sales	-	-	(34.7)	-	(34.7)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(16.3)	-	(16.3)
Proceeds from exercise of stock options	1.7	-	-	-	1.7
Change in intercompany balances with affiliates, net	70.8	(83.0)	12.2	-	-
Other	-	(0.6)	(1.9)	-	(2.5)
Net cash provided by (used in) financing activities	60.8	(83.6)	(40.7)	-	(63.5)

Change in cash and cash equivalents	-	27.9	3.9	-	31.8
Cash and cash equivalents at beginning of period	-	21.9	90.1	-	112.0
Cash and cash equivalents at end of period	$-	$49.8	$94.0	$-	$143.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$102.4	$95.3	$91.7	$(179.4)	$110.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(179.4)	-	-	179.4	-
Stock-based compensation	11.9	-	-	-	11.9
Depreciation and amortization	-	109.4	67.4	-	176.8
Other non-cash amortization	2.4	3.2	0.8	-	6.4
Other non-operating losses (gains), net	-	2.9	(33.3)	-	(30.4)
Deferred income taxes	(1.0)	-	-	-	(1.0)
Reserve for self-insurance claims, net of payments	-	(40.9)	4.1	-	(36.8)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(3.3)	14.8	-	11.5
Inventories, prepaid expenses and other current assets	(0.1)	1.0	19.5	-	20.4
Accounts payable, accrued salaries and other current liabilities	0.7	(10.7)	(25.2)	-	(35.2)
Income taxes payable/receivable	(22.2)	-	-	-	(22.2)
Other	-	(0.1)	(9.0)	-	(9.1)
Net cash (used in) provided by operating activities	(85.3)	156.8	130.8	-	202.3

Cash flows from investing activities:
Purchases of property and equipment	-	(58.8)	(98.9)	-	(157.7)
Proceeds from sale of businesses	-	14.9	-	-	14.9
Other	(0.2)	(0.6)	(1.6)	-	(2.4)
Net cash used in investing activities	(0.2)	(44.5)	(100.5)	-	(145.2)

Cash flows from financing activities:
Proceeds from borrowings	140.0	-	-	-	140.0
Payments of borrowings	(148.8)	-	-	-	(148.8)
Repurchases of common stock	(26.4)	-	-	-	(26.4)
Redemption of noncontrolling interest and redeemable
noncontrolling interests, net of sales	-	-	(0.2)	-	(0.2)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(4.8)	-	(4.8)
Proceeds from exercise of stock options	15.3	-	-	-	15.3
Change in intercompany balances with affiliates, net	105.8	(80.0)	(25.8)	-	-
Other	(0.4)	(1.6)	4.6	-	2.6
Net cash provided by (used in) financing activities	85.5	(81.6)	(26.2)	-	(22.3)

Change in cash and cash equivalents	-	30.7	4.1	-	34.8
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$39.2	$91.7	$-	$130.9

Note 12.  Subsequent Event

On July 22, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RegionalCare Hospital Partners Holdings, Inc. (D/B/A RCCH HealthCare Partners), a Delaware corporation (“RCCH”), and Legend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of RCCH (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of RCCH on the terms and conditions set forth in the Merger Agreement. RCCH is owned by certain funds managed by affiliates of Apollo Global Management, LLC.   At the effective time of the Merger, each outstanding share of the Company’s common stock (other than common stock held directly by RCCH or Merger Sub, common stock held by the Company as treasury stock, common stock held by any subsidiary of either the Company or RCCH (other than Merger Sub) and common stock owned by holders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $65.00 in cash, without interest.   The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity or any other order prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions.  Additional information about the proposed Merger is set forth in the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2018 and the exhibits thereto, including the Merger Agreement.

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

Forward-Looking Statements

We make forward-looking statements in this report, other reports and in statements we file with the Securities and Exchange Commission (“SEC”) and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; statements relating to our proposed merger with Regional Care Hospital Partners Holdings, Inc. (D/B/A RCCH HealthCare Partners); efforts to reduce the cost of providing healthcare while increasing quality; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies, core strategies and other initiatives, including Duke LifePoint Healthcare; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: the possibility that the anticipated benefits from the proposed merger will not be realized, or will not be realized within the expected time periods; the occurrence of any event, change or other circumstances that could give rise to termination of the proposed merger agreement; the failure of the Company’s stockholders to adopt the merger agreement; operating costs, loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, business partners or suppliers) may be greater than expected following the announcement of the proposed merger; the retention of certain key employees at the Company; risks associated with the disruption of management’s attention from ongoing business operations due to the proposed merger; the inability to obtain necessary regulatory approvals of the proposed merger or the receipt of such approvals subject to conditions that are not anticipated; the risk that a condition to closing the merger may not be satisfied on a timely basis or at all; the risk that the proposed merger fails to close for any other reason; the outcome of any legal proceedings related to the proposed merger; the parties’ ability to meet expectations regarding the timing and completion of the proposed merger; the impact of the proposed merger on the Company’s credit rating; future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform, including efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; consolidation of commercial insurance companies and patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part II, Item 1A.  Risk Factors in this Report and Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2017 Annual Report on Form 10-K and in other reports that we file with the SEC. Any factor described in this report or in our other filings, including in the 2017 Annual Report on Form 10-K could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our other filings that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At June 30, 2018, on a consolidated basis, we operated 71 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,322 licensed beds.  We generate revenues primarily through patient services offered at our facilities.  We generated revenues of $1,569.8 million and $1,594.8 million during the three months ended June 30, 2018 and 2017, respectively, and $3,172.6 million and $3,225.0 million during the six months ended June 30, 2018 and 2017, respectively.  During the three months ended June 30, 2018 and 2017, respectively, we derived 50.8% and 51.7% of our revenues, collectively, from the Medicare and Medicaid programs. During the six months ended June 30, 2018 and 2017, respectively, we derived 51.2% and 52.6% of our revenues, collectively, from the Medicare and Medicaid programs. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payers, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payers.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Proposed Merger

On July 22, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RegionalCare Hospital Partners Holdings, Inc. (D/B/A RCCH HealthCare Partners), a Delaware corporation (“RCCH”), and Legend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of RCCH (“Merger Sub”), pursuant to which Merger Sub will merge with and into LifePoint (the “Merger”), with LifePoint surviving the Merger as a subsidiary of RCCH on the terms and conditions set forth in the Merger Agreement. RCCH is owned by certain funds managed by affiliates of Apollo Global Management, LLC.   At the effective time of the Merger, each outstanding share of our common stock (other than common stock held directly by RCCH or Merger Sub, common stock held by us as treasury stock, common stock held by any subsidiary of either LifePoint or RCCH (other than Merger Sub) and common stock owned by holders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $65.00 in cash, without interest.   The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity or any other order prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions.  For more information about the proposed Merger, see the description of the Merger included in our Current Report on Form 8-K filed with the SEC on July 23, 2018 and the exhibits thereto, including the Merger Agreement.

Developments, Trends and Operating Environment

Louisiana Market Divestitures

In March 2018, we entered into definitive agreements to sell the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana.  We anticipate these sales will be completed during the third quarter of 2018.

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

On October 12, 2017, President Trump issued an additional executive order related to the Affordable Care Act that is intended to promote choice and competition in the health insurance marketplace. Among other things, the executive order requires the Secretaries of the Department of Health and Human Services (“HHS”) and the Departments of Labor and the Treasury to consider proposing regulations or revising existing guidance in order to expand access to health insurance coverage by allowing more employers to form association health plans (“AHPs”) that would be allowed to provide coverage across state lines, increasing the availability of short-term, limited duration health insurance (“STLDI”) plans, which are generally not subject to the requirements of the Affordable Care Act, and increasing the availability and permitted use of health reimbursement arrangements.  As a result of the executive order, the Department of Labor issued proposed regulations that are intended to encourage the formation of AHPs and HHS and the Departments of Labor and the Treasury jointly issued regulations that are intended to increase the maximum duration of and access to STLDI plans.

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

On December 22, 2017, President Trump signed tax reform legislation into law. In addition to overhauling the federal tax system, the legislation also repeals the penalties associated with the individual mandate, effective as of January 1, 2019. The Congressional Budget Office (“CBO”) has estimated that the repeal of the penalties associated with the individual mandate would result in three million fewer people having health insurance in 2019, 8.5 million fewer people having health insurance in 2027 and for premiums for benchmark plans to increase by an average of about 7% per year between 2019 and 2028. The CBO has, however, also stated that the non-group insurance markets would continue to be stable in almost all areas of the country during that period of time. We cannot predict the impact that the repeal of the penalties associated with the individual mandate will have on the number of uninsureds or the cost and availability of health insurance.

In addition to the legislative efforts and administrative actions to repeal, replace, or modify the Affordable Care Act, there have been and will likely continue to be a number of legal challenges to various provisions of the Affordable Care Act.

For example, in 2014, the U.S. House of Representatives (the “House”) filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”). In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose. The District Court’s ruling was appealed, and on October 13, 2017, the Department of Justice (the “DOJ”) announced in court filings related to the appeal that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the DOJ’s determination that those payments had not been appropriated by Congress.  On December 15, 2017, the parties to the House lawsuit announced that they had reached a conditional settlement agreement that would essentially dismiss the lawsuit in light of the fact that the cost sharing reductions were no longer being made and the U.S. Court of Appeals for the District of Columbia approved the settlement on May 16, 2018. On February 26, 2018, 20 states filed suit in the U.S. District Court for the Northern District of Texas alleging that the Affordable Care Act is unconstitutional in light of the repeal of the penalties associated with the individual mandate. Sixteen states and the District of Columbia have been granted the right to intervene and defend the Affordable Care Act in the lawsuit. We cannot predict the outcome of the new litigation that has been filed relating to the constitutionality of the Affordable Care Act, the impact that the cessation of HHS’ cost sharing reduction and rate adjustment payments will have on the premiums that are charged by insurers or the number of insurers who offer health insurance coverage through the Exchanges, or whether the cost sharing reduction payments will be authorized by Congress.

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

On December 14, 2017, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) final rule for calendar year (“CY”) 2018, CMS finalized a change to the payment rate for certain Medicare Part B drugs purchased by hospitals through the 340B Drug Pricing Program (the “340B Program”).  The 340B Program allows certain non-profit and governmental hospitals and other healthcare providers to obtain substantial discounts on covered outpatient drugs (prescription drugs and biologics other than vaccines) from drug manufacturers. Under the final rule, CMS will pay for separately reimbursable, non-pass through drugs and biologicals (other than vaccines) purchased through the 340B Program at the average sales price (“ASP”) minus 22.5% rather than ASP plus 6%.  CMS has estimated that this change will reduce Medicare payments for drugs and biologicals by $1.6 billion in CY 2018.  To maintain budget neutrality, CMS is implementing an offsetting increase in the conversion factor for non-drug items and services for all hospitals, including those not eligible to participate in the 340B program, across the OPPS.   CMS has indicated that it may revisit this policy change for CY 2019, and litigation has been filed challenging the authority of CMS to make the announced 340B Program payment rate changes effective.  We cannot predict whether CMS will make any additional changes to the methodology that it uses to pay for Medicare Part B drugs purchased by hospitals through the 340B Program or whether the litigation that has been filed against the 340B Program payment changes that CMS has implemented for CY 2018 will be successful.

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

On July 25, 2018, CMS published its OPPS proposed rule for CY 2019, which begins on January 1, 2019. Among other things, the proposed rule provides for a payment rate increase of 1.25% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.75% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by a multi-factor productivity adjustment of 0.8% and an additional 0.75% reduction required by the Affordable Care Act. In addition to updating the OPPS payment rate, the proposed rule would also, among other things, reduce payments for clinic visit services that are provided at off-campus hospital provider-based departments (“PBDs”) and pay PBDs that had previously been excepted from the site neutral payment reductions of the BBA under the Medicare physician fee schedule (“PFS”) for items and services that are within any clinical families of services that the PBD did not provide between the baseline period of November 1, 2014, through November 1, 2015. CMS has estimated that the changes set forth in the OPPS proposed rule for CY 2019 would decrease payments to hospitals by 0.1%.

Medicaid programs are funded by both state governments and federal matching funds to provide healthcare benefits to certain low income individuals and groups. In recent years, we have benefited from the expansion of Medicaid under the Affordable Care Act, and effective as of January 1, 2019, Virginia, an additional state in which we operate, will expand its Medicaid program.  However, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.  CMS has also recently approved demonstration waivers for the Arkansas, Indiana, Kentucky and New Hampshire Medicaid programs that, among other things, impose work and community engagement requirements and income-based premiums on certain adult Medicaid beneficiaries, and at least seven other states, including some in which we have facilities, have similar waiver requests pending.   Litigation has been filed against the waiver that has been granted by CMS to the Kentucky Medicaid program, and on June 29, 2018, the U.S. District Court for the District of Columbia vacated the waiver and remanded it to CMS for additional consideration.  As a result, the Kentucky Medicaid program’s work requirements did not become effective on July 1, 2018.  CMS has indicated that it intends to open a new public comment period for the Kentucky Medicaid program’s work requirements in response to the Court’s ruling.  We cannot predict the outcome of the new public comment period, whether CMS will appeal the Court’s ruling, the outcome of any such appeal or whether any lawsuits will be filed against any other Medicaid demonstration waivers that have been granted by CMS.

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

Physician Services

We employ an increasing number of physicians in our hospital markets.  Medicare pays us for services provided by our employed physicians under the Medicare PFS system.  Under the PFS, CMS has assigned a national relative value unit (“RVU”) to most medical services and procedures that reflects the various resources required by a physician to provide the services relative to all other services.  Historically, the conversion factor that is used to determine physician payments for each RVU had been updated by the sustainable growth rate (“SGR”) that is intended to account for inflation and targeted growth in Medicare expenditures. The SGR has generally resulted in significant reductions to payments made under the PFS and Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, MACRA was enacted into law, which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of CY 2015, and increased by an additional 0.5% per year for CYs 2016, 2017 and 2018 and will be increased by 0.5% per year for CY 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

On July 12, 2018, CMS issued a proposed rule to update the payment rates, payment policies, and quality provisions applicable to services provided under the PFS on or after January 1, 2019. Among other things, the proposed rule would revise the coding and payment policies for evaluation and management (E/M) visits by giving physicians and other practitioners increased flexibility in documenting E/M visits and creating a new, single blended payment rate for office/outpatient E/M level 2 through 5 visits, would pay physicians for brief communication technology based services (such as virtual check-ins) and remote evaluation of recorded video and/or images submitted by a patient, would maintain payment rates for non-excepted off-campus provider-based departments paid under the PFS at 40% of the amount that those services would have been paid for under the Medicare program’s hospital outpatient prospective payment system, would revise the physician supervision requirements for diagnostic tests performed by radiologist assistants, and solicited comments on the creation of a bundled episode of care for management and counseling treatment for substance abuse disorders and the imposition of additional price transparency requirements on providers. In addition, the proposed rule would also make changes to MACRA’s quality payment program, which took effect in 2017, including expanding the types of clinicians eligible to participate in the Merit-Based Incentive Payment System (“MIPS”) to include clinical psychologists, clinical social workers, physical therapists, and occupational therapists, increasing the weight of the MIPS cost category and reducing the weight of the MIPS quality category in 2019, eliminating 34 quality reporting measures that have been determined to be ineffective and replacing them with 10 new quality measures, aligning the MIPS promoting electronic health record (“EHR") interoperability performance category with the standard that have been proposed for hospitals, and requiring MIPS eligible providers to use 2015 edition certified EHRs. We cannot predict whether the PFS proposed rule for CY 2019 will be adopted in its current form or the impact that the PFS proposed rule for CY 2019 would have on the Company if it is adopted.

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

Self-Pay Patients

Self-pay revenues are derived from patients who do not have any form of healthcare coverage as well as from patients with third party healthcare coverage related to the patient responsibility portion, including deductibles and co-payments.  Amounts reported as self-pay revenues are reflected at the net amount we expect to collect.  Our ability to collect self-pay revenues is dependent on a combination of broad economic factors, including unemployment levels in our markets as well shifts in the numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 71 hospital campuses operated during both the three and six months ended June 30, 2018 and 2017. Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended June 30, 2018 and 2017

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$1,569.8	100.0%	$1,594.8	100.0%

Salaries and benefits	740.2	47.2	762.0	47.8
Supplies	256.0	16.3	263.2	16.5
Other operating expenses, net	386.6	24.6	377.4	23.6
Depreciation and amortization	81.4	5.1	88.7	5.6
Interest expense, net	37.0	2.4	37.6	2.4
Other non-operating gains, net	(3.2)	(0.2)	(4.5)	(0.3)
	1,498.0	95.4	1,524.4	95.6

Income before income taxes	71.8	4.6	70.4	4.4
Provision for income taxes	17.0	1.1	24.4	1.5
Net income	54.8	3.5	46.0	2.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.4)	(0.2)	(3.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	$52.4	3.3%	$42.5	2.7%

Revenues

The following table shows our key revenue and volume metrics for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Number of hospital campuses	71	72	(1)	(1.4)%
Revenues (in millions)	$1,569.8	$1,594.8	$(25.0)	(1.6)%
Admissions	63,714	65,956	(2,242)	(3.4)%
Equivalent admissions	174,146	177,812	(3,666)	(2.1)%
Revenues per equivalent admission	$9,014	$8,969	$45	0.5%
Medicare case mix index	1.53	1.50	0.03	2.0%
Average length of stay (days)	4.8	4.9	(0.1)	(2.0)%
Inpatient surgeries	17,009	17,815	(806)	(4.5)%
Outpatient surgeries	69,100	69,482	(382)	(0.5)%
Total surgeries	86,109	87,297	(1,188)	(1.4)%
Emergency room visits	382,856	412,718	(29,862)	(7.2)%
Outpatient factor	2.74	2.70	0.04	1.5%
Net revenue days outstanding (days)	47.6	51.9	(4.3)	(8.3)%

Same-hospital:
Number of hospital campuses	71	71	-	-%
Revenues (in millions)	$1,571.0	$1,561.9	$9.1	0.6%
Admissions	63,714	63,914	(200)	(0.3)%
Equivalent admissions	174,146	173,272	874	0.5%
Revenues per equivalent admission	$9,021	$9,015	$6	0.1%
Medicare case mix index	1.53	1.50	0.03	2.0%
Average length of stay (days)	4.8	5.0	(0.2)	(4.0)%
Inpatient surgeries	17,009	17,219	(210)	(1.2)%
Outpatient surgeries	69,100	68,060	1,040	1.5%
Total surgeries	86,109	85,279	830	1.0%
Emergency room visits	382,856	399,111	(16,255)	(4.1)%
Outpatient factor	2.74	2.71	0.03	1.1%
Net revenue days outstanding (days)	47.4	51.9	(4.5)	(8.7)%

For the three months ended June 30, 2018, our consolidated revenues decreased $25.0 million, or 1.6%, to $1,569.8 million compared to $1,594.8 million for the same period last year, primarily as a result of the sale of Rockdale, while our same-hospital revenues increased $9.1 million, or 0.6%.    The increase in our same-hospital revenues consisted of a 0.5% increase in our same-hospital equivalent admissions and a 0.1% increase in our same-hospital revenues per equivalent admission for the three months ended June 30, 2018 compared to the same period last year.  Our same-hospital equivalent admissions were positively impacted by an increase in outpatient surgical volumes during the three months ended June 30, 2018 compared to the same period last year, partially offset by decreases in admissions and emergency room visits.  Our same-hospital revenues per equivalent admission were positively impacted by higher contracted rates from HMOs, PPOs and other private insurers and an increase in the overall acuity of the services provided during the three months ended June 30, 2018 compared to the same period last year. These increases were partially offset by reductions in certain Medicaid supplemental payment programs and the impact of the prior year transfers of our home health and hospice service lines to IHHP.    When adjusted to exclude the impact of the prior year transfers of our home health and hospice service lines to IHHP, our same-hospital revenues increased $13.3 million, or 0.8% for the three months ended June 30, 2018 compared to the same period last year.

Our consolidated revenues by source and approximate percentages of revenues were as follows for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$577.3	36.8%	$594.8	37.3%
Medicaid	219.7	14.0	229.9	14.4
HMOs, PPOs and other private insurers	736.5	46.9	736.1	46.1
Self-pay	6.6	0.4	6.0	0.4
Other	26.3	1.7	23.6	1.5
Revenue from contracts with customers	1,566.4	99.8	1,590.4	99.7
Rental income	3.4	0.2	4.4	0.3
Revenues	$1,569.8	100.0%	$1,594.8	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
		% of		% of
	2018	Revenues	2017	Revenues	Decrease	% Decrease
Salaries and benefits (dollars in millions)	$740.2	47.2%	$762.0	47.8%	$(21.8)	(2.8)%
Man-hours per equivalent admission	108	N/A	112	N/A	(4)	(3.6)%
Salaries and benefits per equivalent
admission	$4,250	N/A	$4,285	N/A	$(35)	(0.8)%

For the three months ended June 30, 2018, our salaries and benefits expense decreased to $740.2 million, or 2.8%, compared to $762.0 million for the same period last year.  This decrease was primarily driven by the sale of Rockdale, in addition to labor costs associated with home health and hospice service lines transferred to IHHP.   Additionally, our salaries and benefits decreased as a result of an outsourcing initiative for certain hospital-based departments, in addition to productivity improvements at certain of our facilities and our health support center.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
		% of		% of
	2018	Revenues	2017	Revenues	Decrease	% Decrease
Supplies (dollars in millions)	$256.0	16.3%	$263.2	16.5%	$(7.2)	(2.7)%
Supplies per equivalent admission	$1,470	N/A	$1,480	N/A	$(10)	(0.7)%

For the three months ended June 30, 2018, our supplies expense decreased to  $256.0 million, or 2.7%, compared to $263.2 million for the same period last year, primarily as a result of the sale of Rockdale, in addition to the positive impact of actively managing the utilization of physician preference items.

Other Operating Expenses, Net

The following table summarizes our other operating expenses for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Contract services	$122.3	7.8%	$116.8	7.3%	$5.5	4.7%
Professional fees	75.7	4.8	71.3	4.5	4.4	6.1%
Non-income taxes	44.9	2.9	47.2	3.0	(2.3)	(5.0)%
Repairs and maintenance	45.4	2.9	47.4	3.0	(2.0)	(4.3)%
Utilities	27.3	1.7	27.9	1.7	(0.6)	(1.7)%
Rents and leases	16.9	1.1	17.3	1.1	(0.4)	(3.4)%
Insurance	13.8	0.9	11.9	0.7	1.9	16.2%
Investment income	(5.7)	(0.4)	(6.8)	(0.4)	1.1	(15.7)%
EHR incentive income	-	-	(4.3)	(0.3)	4.3	(100.0)%
Other	46.0	2.9	48.7	3.0	(2.7)	(5.2)%
	$386.6	24.6%	$377.4	23.6%	$9.2	2.4%

For the three months ended June 30, 2018, our net other operating expenses increased to $386.6 million, or 2.4%, compared to $377.4 million for the same period last year, primarily as a result of increases in contract services, professional fees and insurance expenses and a decrease in EHR incentive income.  Our contract services expenses increased primarily due to the outsourcing of certain hospital-based departments in certain of our markets that were historically insourced and included in our salaries and benefits expenses.    Additionally, we recognized increased expenses for physician professional services as well as higher expenses associated with our professional liability programs, including medical malpractice and workers compensation programs, during the three months ended June 30, 2018 compared to the same period last year.  Lastly, our EHR incentive income declined from $4.3 million in the prior year to zero as our incentive payments under this program substantially concluded in 2017.

Depreciation and Amortization

For the three months ended June 30, 2018, our depreciation and amortization expense decreased by $7.3 million, or 8.3%  to $81.4 million, or 5.1% of revenues, compared to $88.7 million, or 5.6% of revenues, for the same period last year.  Our depreciation and amortization expense decreased primarily as a result of impairment losses recognized in the fourth quarter of 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values, partially offset by increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $0.6 million, or 1.5%, to $37.0 million for the three months ended June 30, 2018, compared to $37.6 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Gains, Net

During the three months ended June 30, 2018, we recognized a net gain of $3.2 million, $2.4 million net of income taxes, or $0.06 earnings per diluted share, primarily attributable to the sale of an ancillary rehabilitation facility at one of our hospital campuses.

During the three months ended June 30, 2017, we recognized a net gain of $4.5 million, $2.8 million net of income taxes, or $0.07 earnings per diluted share, in connection with the transfer of home health agencies and hospices to IHHP.

Provision for Income Taxes

Our provision for income taxes was $17.0 million, or 1.1% of revenues, for the three months ended June 30, 2018, compared to $24.4 million, or 1.5% of revenues, for the same period last year. The decrease in our provision for income taxes for the three months ended June 30, 2018 was primarily attributable to a decrease in our effective tax rate to 24.5% for the three months ended June 30, 2018, compared to 36.4% for the same period last year. The decrease in our effective tax rate was primarily related to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017 and lowered the Federal corporate income tax rate from 35% to 21% and eliminated certain deductions, for tax years beginning after December 31, 2017.

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

The following table sets forth adjusted EBITDA for the three months ended June 30, 2018 and 2017 and reconciles adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Three Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$54.8	3.5%	$46.0	2.9%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.4)	(0.2)	(3.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	52.4	3.3	42.5	2.7

Adjust: Depreciation and amortization	81.4	5.1	88.7	5.6
Interest expense, net	37.0	2.4	37.6	2.4
Other non-operating gains, net	(3.2)	(0.2)	(4.5)	(0.3)
Provision for income taxes	17.0	1.1	24.4	1.5
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	2.4	0.2	3.5	0.2
Adjusted EBITDA	$187.0	11.9%	$192.2	12.1%

For the Six Months Ended June 30, 2018 and 2017

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$3,172.6	100.0%	$3,225.0	100.0%

Salaries and benefits	1,502.7	47.4	1,558.9	48.3
Supplies	522.0	16.5	531.4	16.5
Other operating expenses, net	772.4	24.3	746.9	23.2
Depreciation and amortization	163.0	5.1	176.8	5.4
Interest expense, net	74.0	2.3	75.0	2.3
Other non-operating losses (gains), net	69.5	2.2	(30.4)	(0.9)
	3,103.6	97.8	3,058.6	94.8

Income before income taxes	69.0	2.2	166.4	5.2
Provision for income taxes	19.5	0.6	56.4	1.8
Net income	49.5	1.6	110.0	3.4
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(5.9)	(0.2)	(7.6)	(0.2)
Net income attributable to LifePoint Health, Inc.	$43.6	1.4%	$102.4	3.2%

Revenues

The following table shows our key revenue and volume metrics for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Number of hospital campuses	71	72	(1)	(1.4)%
Revenues (in millions)	$3,172.6	$3,225.0	$(52.4)	(1.6)%
Admissions	130,150	136,016	(5,866)	(4.3)%
Equivalent admissions	345,418	357,586	(12,168)	(3.4)%
Revenues per equivalent admission	$9,185	$9,019	$166	1.8%
Medicare case mix index	1.54	1.50	0.04	2.7%
Average length of stay (days)	4.9	5.0	(0.1)	(2.0)%
Inpatient surgeries	34,218	36,147	(1,929)	(5.3)%
Outpatient surgeries	135,737	138,407	(2,670)	(1.9)%
Total surgeries	169,955	174,554	(4,599)	(2.6)%
Emergency room visits	778,483	838,973	(60,490)	(7.2)%
Outpatient factor	2.65	2.63	0.02	0.8%
Net revenue days outstanding (days)	47.6	51.9	(4.3)	(8.3)%

Same-hospital:
Number of hospital campuses	71	71	-	-%
Revenues (in millions)	$3,174.1	$3,158.1	$16.0	0.5%
Admissions	130,150	131,848	(1,698)	(1.3)%
Equivalent admissions	345,418	348,474	(3,056)	(0.9)%
Revenues per equivalent admission	$9,189	$9,063	$126	1.4%
Medicare case mix index	1.54	1.50	0.04	2.7%
Average length of stay (days)	4.9	5.0	(0.1)	(2.0)%
Inpatient surgeries	34,218	34,969	(751)	(2.1)%
Outpatient surgeries	135,737	135,457	280	0.2%
Total surgeries	169,955	170,426	(471)	(0.3)%
Emergency room visits	778,483	811,336	(32,853)	(4.0)%
Outpatient factor	2.65	2.64	0.01	0.4%
Net revenue days outstanding (days)	47.4	51.9	(4.5)	(8.7)%

For the six months ended June 30, 2018, our consolidated revenues decreased $52.4 million, or 1.6%, to $3,172.6 million compared to $3,225.0 million for the same period last year, primarily as a result of the sale of Rockdale, while our same-hospital revenues increased $16.0 million, or 0.5%.  The increase in our same-hospital revenues was comprised of a 1.4% increase in our same-hospital revenues per equivalent admission, partially offset by a 0.9% decrease in our same-hospital equivalent admissions for the six months ended June 30, 2018 compared to the same period last year.  Our same-hospital equivalent admissions were negatively impacted by decreases in admissions and emergency room visits.    Our same-hospital revenues per equivalent admission were positively impacted by the recognition of one additional quarter of revenue associated with the Medicare dependent and low volume hospital programs, higher contracted rates from HMOs, PPOs and other private insurers, and an increase in the overall acuity of the services provided during the six months ended June 30, 2018 compared to the same period last year.  These increases were partially offset by reductions in certain Medicaid supplemental payment programs and the impact of the prior year transfers of our home health and hospice service lines to IHHP.  When adjusted to exclude the impact of the prior year transfers of our home health and hospice service lines to IHHP, our same-hospital revenues increased $28.6 million, or 0.9% for the six months ended June 30, 2018 compared to the same period last year.

Our consolidated revenues by source and approximate percentages of revenues were as follows for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,185.2	37.4%	$1,225.2	38.0%
Medicaid	439.4	13.8	472.7	14.6
HMOs, PPOs and other private insurers	1,475.1	46.5	1,454.4	45.1
Self-pay	12.8	0.4	12.0	0.4
Other	53.3	1.7	51.6	1.6
Revenue from contracts with customers	3,165.8	99.8	3,215.9	99.7
Rental income	6.8	0.2	9.1	0.3
Revenues	$3,172.6	100.0%	$3,225.0	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
		% of		% of
	2018	Revenues	2017	Revenues	Decrease	% Decrease
Salaries and benefits (dollars in millions)	$1,502.7	47.4%	$1,558.9	48.3%	$(56.2)	(3.6)%
Man-hours per equivalent admission	109	N/A	113	N/A	(4)	(3.5)%
Salaries and benefits per equivalent
admission	$4,350	N/A	$4,360	N/A	$(10)	(0.2)%

For the six months ended June 30, 2018, our salaries and benefits expense decreased to $1,502.7 million, or 3.6%, compared to $1,558.9 million for the same period last year.  This decrease was primarily driven by the sale of Rockdale, in addition to labor costs associated with home health and hospice service lines transferred to IHHP.   Additionally, our salaries and benefits decreased as a result of an outsourcing initiative for certain hospital-based departments, in addition to productivity improvements at certain of our facilities and our health support center.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$522.0	16.5%	$531.4	16.5%	$(9.4)	(1.8)%
Supplies per equivalent admission	$1,511	N/A	$1,486	N/A	$25	1.7%

For the six months ended June 30, 2018, our supplies expense decreased to $522.0 million, or 1.8%, compared to $531.4 million for the same period last year, primarily as a result of the sale of Rockdale.  These decreases were partially offset by an increase in our supplies expenses as a result of growth in certain higher acuity service lines as evidenced by a 1.7% increase in our supplies per equivalent admission for the six months ended June 30, 2018 compared to the same period last year.

Other Operating Expenses, Net

The following table summarizes our other operating expenses for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Contract services	$242.0	7.6%	$233.2	7.2%	$8.8	3.8%
Professional fees	147.3	4.6	142.8	4.4	4.5	3.1%
Non-income taxes	93.6	3.0	94.2	2.9	(0.6)	(0.6)%
Repairs and maintenance	91.5	2.9	94.5	2.9	(3.0)	(3.2)%
Utilities	55.0	1.7	56.0	1.7	(1.0)	(1.7)%
Rents and leases	33.4	1.1	34.6	1.1	(1.2)	(3.7)%
Insurance	29.2	0.9	21.3	0.7	7.9	37.3%
Investment income	(12.4)	(0.4)	(19.4)	(0.6)	7.0	(35.9)%
EHR incentive income	-	-	(7.5)	(0.2)	7.5	(100.0)%
Other	92.8	2.9	97.2	3.1	(4.4)	(4.4)%
	$772.4	24.3%	$746.9	23.2%	$25.5	3.4%

For the six months ended June 30, 2018, our net other operating expenses increased to $772.4 million, or 3.4%, compared to $746.9 million for the same period last year, primarily as a result of increases in contract services, professional fees and insurance expenses and decreases in investment income and EHR incentive income.  Our contract services expenses increased primarily due to the outsourcing of certain hospital-based departments in certain of our markets that were historically insourced and included in our salaries and benefits expenses.    Additionally, we recognized increased expenses for physician professional services as well as higher expenses associated with our professional liability programs, including medical malpractice and workers compensation programs, during the six months ended June 30, 2018 compared to the same period last year.  Furthermore, our investment income was higher during the prior year as a result of the positive performance of certain non-consolidated businesses.    Lastly, our EHR incentive income declined from $7.5 million in the prior year to zero as our incentive payments under this program substantially concluded in 2017.

Depreciation and Amortization

For the six months ended June 30, 2018, our depreciation and amortization expense decreased by $13.8 million, or 7.8%  to $163.0 million, or 5.1% of revenues, compared to $176.8 million, or 5.4% of revenues, for the same period last year.  Our depreciation and amortization expense decreased primarily as a result of impairment losses recognized in the fourth quarter of 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values, partially offset by increases in spending related to capital expenditure commitments associated with our hospital acquisitions.    We anticipate that our depreciation and amortization expense will increase in future periods as a result.

Interest Expense, Net

Our interest expense decreased slightly by $1.0 million, or 1.3%, to $74.0 million for the six months ended June 30, 2018, compared to $75.0 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Losses (Gains), Net

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, we recognized impairment losses in the aggregate of $74.3 million, $58.2 million net of income taxes, or $1.47 loss per diluted share, during the six months ended June 30, 2018, primarily in connection with our entry into definitive agreements to sell the assets of Mercy, Acadian, and Minden.  The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Additionally, during the six months ended June 30, 2018, we recognized net gains in the aggregate of approximately $4.8 million, $3.6 million net of income taxes, or $0.09 earnings per diluted share, in connection with the sale of an ancillary rehabilitation facility at one of our hospital campuses and the transfer of one home health agency to IHHP in a fourth and final phase of the process.

During the six months ended June 30, 2017, we recognized net gains in the aggregate of approximately $30.4 million, $19.0 million net of income taxes, or $0.46 earnings per diluted share, in connection with the settlement of a contingent liability previously established in connection with a prior hospital acquisition and the transfer of home health agencies and hospices to IHHP.

Provision for Income Taxes

Our provision for income taxes was $19.5 million, or 0.6% of revenues, for the six months ended June 30, 2018, compared to $56.4 million, or 1.8% of revenues, for the same period last year.  The decrease in our provision for income taxes for the six months ended June 30, 2018 was primarily attributable to a decrease in our income before income taxes for the six months ended June 30, 2018 compared to the same period last year.  The decrease in our income before income taxes was primarily a result of the net non-operating losses recognized during the six months ended June 30, 2018, compared to the net non-operating gains recognized during the same period last year.  Additionally, the Tax Act, which was enacted on December 22, 2017, lowered the Federal corporate income tax rate from 35% to 21% and eliminated certain deductions, for tax years beginning after December 31, 2017.

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

The following table sets forth adjusted EBITDA for the six months ended June 30, 2018 and 2017 and reconciles adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Six Months Ended June 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$49.5	1.6%	$110.0	3.4%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(5.9)	(0.2)	(7.6)	(0.2)
Net income attributable to LifePoint Health, Inc.	43.6	1.4	102.4	3.2

Add: Depreciation and amortization	163.0	5.1	176.8	5.4
Interest expense, net	74.0	2.3	75.0	2.3
Other non-operating losses (gains), net	69.5	2.2	(30.4)	(0.9)
Provision for income taxes	19.5	0.6	56.4	1.8
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	5.9	0.2	7.6	0.2
Adjusted EBITDA	$375.5	11.8%	$387.8	12.0%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”).  During the six months ended June 30, 2018, we borrowed $125.0 million under the Revolving Facility for general corporate purposes and subsequently repaid $85.0 million prior to the end of the second quarter of 2018.    We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and six months ended June 30, 2018 and 2017  (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$134.8	$110.6	$235.4	$202.3
Less: Purchases of property and equipment	(81.4)	(89.2)	(137.6)	(157.7)
Free operating cash flow	53.4	21.4	97.8	44.6
Proceeds from sale of businesses	-	2.1	1.5	14.9
Proceeds from borrowings	75.0	60.0	125.0	140.0
Payments of borrowings	(64.4)	(64.4)	(93.8)	(148.8)
Repurchases of common stock	(10.1)	(20.5)	(42.9)	(26.4)
Redemption of noncontrolling interests and redeemable
noncontrolling interests, net of sales	(36.9)	(0.2)	(34.7)	(0.2)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	(15.1)	(3.0)	(16.3)	(4.8)
Proceeds from exercise of stock options	0.4	5.9	1.7	15.3
Other	1.4	3.8	(6.5)	0.2
Net change in cash and cash equivalents	$3.7	$5.1	$31.8	$34.8

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

Our cash flows provided by operating activities for the three and six months ended June 30, 2018 compared to the same periods last year were positively impacted by decreases in the amount and differences in the timing of cash payments for self-insurance claims and income taxes, partially offset by increases in the amount and differences in the timing of cash payments for accounts payable and accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$23.3	1.5%	$18.4	1.2%	$34.4	1.1%	$32.8	1.0%
Growth capital	40.9	2.6	59.8	3.7	73.6	2.3	99.1	3.1
Information systems	17.2	1.1	11.0	0.7	29.6	0.9	25.8	0.8
	$81.4	5.2%	$89.2	5.6%	$137.6	4.3%	$157.7	4.9%

Depreciation expense	$80.9		$88.1		$162.1		$175.7

Ratio of capital expenditures to
depreciation expense	100.6%		101.2%		84.9%		89.8%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the six months ended June 30, 2018 is as follows (dollars in millions):

				Amortization of	Reclassification of
	December 31,	Proceeds from	Payments of	Debt Issuance Costs	Revolving Facility	New Capital	June 30,
	2017	Borrowings	Borrowings	and Premium	Debt Issuance Costs	Leases	2018
Senior Credit Agreement:
Term Facility	$673.8	$-	$(8.8)	$-	$-	$-	$665.0
Revolving Facility	-	125.0	(85.0)	-	-	-	40.0
5.5% Senior Notes	1,100.0	-	-				1,100.0
5.875% Senior Notes	500.0	-	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	-	500.0
Unamortized debt issuance
costs and premium	(18.6)	-	-	2.4	(3.6)	-	(19.8)
Capital leases and financing
obligations	144.5	-	(2.4)	-	-	1.1	143.2
	$2,899.7	$125.0	$(96.2)	$2.4	$(3.6)	$1.1	$2,928.4

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30,	December 31,
	2018	2017	Increase
Current portion of long-term debt	$22.6	$22.3	$0.3
Long-term debt, net	2,905.8	2,877.4	28.4
Unamortized debt issuance costs and premium	19.8	18.6	1.2
Total debt, excluding unamortized debt issuance costs and premium	2,948.2	2,918.3	29.9
Total LifePoint Health, Inc. stockholders' equity	2,247.3	2,242.5	4.8
Total capitalization	$5,195.5	$5,160.8	$34.7
Total debt to total capitalization	56.7%	56.5%	20	bps

Percentage of total debt:
Fixed rate debt	76.1%	76.9%
Variable rate debt	23.9	23.1
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2018, we had $21.9 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During the first half of 2018, we borrowed $125.0 million under the Revolving Facility for general corporate purposes and subsequently repaid $85.0 million prior to the end of the second quarter of 2018.    Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $538.1 million as of June 30, 2018.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of June 30, 2018, the applicable annual interest rate under the Term Facility was 3.85%, which was based on the 30-day adjusted LIBOR of 2.10% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of June 30, 2018.

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

Liquidity and Capital Resources Outlook

We expect total capital expenditures to continue to be elevated and in a range of $475.0 million and $500.0 million for 2018,  primarily as a result of ongoing capital commitments in connection with several of our acquired facilities.  As part of our current acquisition strategy, we expect capital expenditure commitments to be a component of future acquisitions.  At June 30, 2018, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,229.2 million, which generally have remaining terms of four to eight years.

At  June 30, 2018, we had uncompleted projects with an estimated additional cost to complete of approximately $359.7 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2018,  there were no material changes in our contractual obligations as presented in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had $21.9 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2018, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,948.2 million, 23.9%, or $705.0 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of June 30, 2018 was 100 basis points higher during the six months ended June 30, 2018, our net income would have decreased by approximately $2.7 million, or $0.07 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2018. As a result, the interest rate market risk implicit in these investments at June 30, 2018, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, we and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, were named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  Additionally, three patients had notified Raleigh General Hospital of their claims and intent to file a lawsuit.  These lawsuits and claims alleged that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  In January 2017, all parties to these lawsuits and claims entered into settlement agreements settling all claims against us, our subsidiaries, Raleigh General Hospital and Dr. Glaser.  Following these settlements, two additional lawsuits were filed against the same parties alleging the same claims.  These two lawsuits were settled in March 2017.  In February 2017, we received a notice of a threatened claim with respect to a putative class action lawsuit in the Circuit Court of Raleigh County, West Virginia against us, two of our subsidiaries, Raleigh General Hospital and Dr. Kenneth Glaser, alleging that patients at Raleigh General Hospital underwent medically unnecessary interventional cardiology procedures and seeking to certify a class of such patients.  The threatened claims seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2017 Annual Report on Form 10-K except for the following:

The announcement and pendency of the Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the Merger on our employees, patients, local communities, business partners and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	our ability to attract, retain, and motivate current and prospective employees may be adversely impacted;
•	the attention of our management and employees may be diverted due to activities related to the Merger;
•	we may have difficulty maintaining relationships with business partners and community leaders;
•

we may be unable to pursue certain business opportunities or make appropriate changes to our business because the merger agreement requires us to conduct our business in the ordinary course of business and not engage in certain actions without RCCH’s consent; and

•	we may be subject to legal proceedings relating to the Merger.

In addition, we have incurred, and will incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, which are generally payable by us regardless of whether the Merger is consummated.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the Merger will be consummated. The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity, or any other order, prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions. There can be no assurance that these and the other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or RCCH under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay RCCH a termination fee of $80,352,000 (or $40,176,000 under limited circumstances). We will be required to reimburse RCCH for certain expenses up to $20,000,000 in the aggregate in connection with the failure to obtain the approval by our stockholders of the Merger. If we are required to make any of these payments, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by RCCH or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us among our local communities, business partners or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our business partners, local communities and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price comparable to that contemplated by the Merger, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. These fees and costs will generally be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. We repurchased approximately 0.8 million and 0.3 million shares for an aggregate purchase price, including commissions, of $40.0 million and $20.4 million at an average purchase price of $48.35 and $64.32 per share during the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, we had remaining authority to repurchase $190.0 million in shares through April 24, 2019 in accordance with a  repurchase plan approved by our Board of Directors on October 24, 2017. We are not obligated to repurchase any specific number of shares under our repurchase plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June 30, 2018 and 2017  for aggregate purchase prices of approximately $2.9 million and $6.0 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2018:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares That
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Plan
	Purchased	per Share	Announced Plan	(In millions)
April 1, 2018 to April 30, 2018	126,686	$48.88	126,686	$193.8
May 1, 2018 to May 31, 2018	75,142	$50.72	75,142	$190.0
June 1, 2018 to June 30, 2018 (a)	1,297	$53.90	-	$190.0
Total	203,125	$49.59	201,828	$190.0

_____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our stockholder-approved Amended and Restated 2013 Long-Term Incentive Plan.

Item 6.  Exhibits

Exhibit Number		Description of Exhibits
2.1	-

Agreement and Plan of Merger, dated as of July 22, 2018, by and among LifePoint Health, Inc., RegionalCare Hospital Partners Holdings, Inc. and Legend Merger Sub, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed July 23, 2018, File No. 000-51251).

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

Third Extension to Computer and Data Processing Agreement, dated April 27, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the Lifepoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No.000-51251).

10.2

Fourth Extension to Computer and Data Processing Agreement, dated May 30, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.3

Fifth Extension to Computer and Data Processing Agreement, dated June 28, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.4

Amendment to LifePoint Health, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Health, Inc. Proxy Statement filed April 25, 2018, File No. 000-51251).*

10.5		Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting) (filed herewith).*

10.6		Form of LifePoint Health, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (time-based vesting) (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

___________________

* — Management Compensation plan or arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:	/s/ J. Michael Grooms
J. Michael Grooms
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 27, 2018