Form 10-Q
period 2018-09-30
LIFEPOINT HEALTH, INC.
filed 2018-10-26
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 19, 2018, the number of outstanding shares of the registrant’s Common Stock was 38,746,828.

LifePoint Health, Inc.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2018	2017	2018	2017
Revenues	$1,557.0	$1,576.0	$4,729.6	$4,801.0

Salaries and benefits	761.1	748.5	2,263.8	2,307.4
Supplies	254.7	262.4	776.7	793.8
Other operating expenses, net	379.5	389.1	1,151.9	1,136.0
Depreciation and amortization	80.9	87.2	243.9	264.0
Interest expense, net	36.8	37.3	110.8	112.3
Other non-operating losses (gains), net	40.1	(3.7)	109.6	(34.1)
	1,553.1	1,520.8	4,656.7	4,579.4

Income before income taxes	3.9	55.2	72.9	221.6
(Benefit) provision for income taxes	(19.4)	25.3	0.1	81.7
Net income	23.3	29.9	72.8	139.9
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(1.0)	(2.4)	(6.9)	(10.0)
Net income attributable to LifePoint Health, Inc.	$22.3	$27.5	$65.9	$129.9

Weighted average shares outstanding - basic	38.7	39.9	38.9	40.1
Effect of dilutive stock options and other stock-based awards	1.2	1.0	0.7	1.0
Weighted average shares outstanding - diluted	39.9	40.9	39.6	41.1

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.57	$0.69	$1.70	$3.24
Diluted	$0.56	$0.67	$1.66	$3.16

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2018	2017 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$160.1	$112.0
Accounts receivable	803.7	822.4
Inventories	154.6	153.1
Prepaid expenses	80.4	67.2
Other current assets	121.7	110.5
	1,320.5	1,265.2
Property and equipment:
Land	180.3	182.4
Buildings and improvements	2,539.0	2,564.7
Equipment	2,353.2	2,340.4
Construction in progress (estimated costs to complete after September 30, 2018 is $299.8)	397.5	353.8
	5,470.0	5,441.3
Accumulated depreciation	(2,462.6)	(2,351.0)
	3,007.4	3,090.3

Intangible assets, net	78.1	76.3
Other long-term assets	137.2	116.8
Goodwill	1,733.7	1,737.8
Total assets	$6,276.9	$6,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204.9	$210.3
Accrued salaries	217.8	216.3
Other current liabilities	265.5	296.0
Current maturities of long-term debt	27.2	22.3
	715.4	744.9

Long-term debt, net	2,859.8	2,877.4
Deferred income taxes	42.5	32.3
Long-term portion of reserves for self-insurance claims	142.1	140.9
Other long-term liabilities	84.8	80.1
Total liabilities	3,844.6	3,875.6

Redeemable noncontrolling interests	95.8	125.0

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 68,266,833 and
67,990,507 shares issued at September 30, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	1,649.7	1,620.8
Accumulated other comprehensive loss	(3.6)	(3.6)
Retained earnings	1,945.2	1,879.3
Common stock in treasury, at cost, 29,525,767 and 28,632,630 shares at September 30, 2018
and December 31, 2017, respectively	(1,297.6)	(1,254.7)
Total LifePoint Health, Inc. stockholders' equity	2,294.4	2,242.5
Noncontrolling interests	42.1	43.3
Total equity	2,336.5	2,285.8
Total liabilities and equity	$6,276.9	$6,286.4

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net income	$23.3	$29.9	$72.8	$139.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	28.0	7.0	42.7	18.9
Depreciation and amortization	80.9	87.2	243.9	264.0
Other non-cash amortization	2.7	2.8	8.0	9.2
Other non-operating losses (gains), net	40.1	(3.7)	109.6	(34.1)
Deferred income taxes	32.3	5.4	10.2	4.4
Reserve for self-insurance claims, net of payments	3.8	(0.2)	2.2	(37.0)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(0.5)	(9.2)	6.8	2.3
Inventories, prepaid expenses and other current assets	(0.2)	(14.6)	14.1	5.8
Accounts payable, accrued salaries and other current liabilities	12.9	4.8	(69.1)	(30.4)
Income taxes payable/receivable	(50.9)	(19.6)	(37.3)	(41.8)
Other	(9.5)	1.3	(5.6)	(7.8)
Net cash provided by operating activities	162.9	91.1	398.3	293.4

Cash flows from investing activities:
Purchases of property and equipment	(105.6)	(108.5)	(243.2)	(266.2)
Proceeds from sale of businesses	8.9	95.1	10.4	110.0
Other	(3.7)	0.2	(7.7)	(2.2)
Net cash used in investing activities	(100.4)	(13.2)	(240.5)	(158.4)

Cash flows from financing activities:
Proceeds from borrowings	-	25.0	125.0	165.0
Payments of borrowings	(44.3)	(29.3)	(138.1)	(178.1)
Repurchases of common stock	-	(35.0)	(42.9)	(61.4)
Redemptions of noncontrolling interests and redeemable
noncontrolling interests, net of sales	(0.1)	(0.4)	(34.8)	(0.6)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	(1.9)	(2.4)	(18.2)	(7.2)
Proceeds from exercise of stock options	0.2	0.4	1.9	15.7
Other	(0.1)	(1.4)	(2.6)	1.2
Net cash used in financing activities	(46.2)	(43.1)	(109.7)	(65.4)

Change in cash and cash equivalents	16.3	34.8	48.1	69.6
Cash and cash equivalents at beginning of period	143.8	130.9	112.0	96.1
Cash and cash equivalents at end of period	$160.1	$165.7	$160.1	$165.7

Supplemental disclosure of cash flow information:
Interest payments	$8.0	$5.9	$80.2	$74.7
Capitalized interest	$3.9	$2.2	$10.8	$5.2
Income tax payments, net of refunds	$(0.8)	$39.5	$27.2	$119.1

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2017 (a)	39.3	$0.7	$1,620.8	$(3.6)	$1,879.3	$(1,254.7)	$43.3	$2,285.8
Net income	-	-	-	-	65.9	-	0.3	66.2
Exercise of stock options	0.3	-	1.9	-	-	-	-	1.9
Stock-based compensation	-	-	42.7	-	-	-	-	42.7
Repurchases of common stock,
at cost	(0.9)	-	-	-	-	(42.9)	-	(42.9)
Fair value adjustments related to
redeemable noncontrolling interests	-	-	(16.0)	-	-	-	-	(16.0)
Proceeds from (distributions to)
noncontrolling interests	-	-	0.3	-	-	-	(1.5)	(1.2)
Balance at September 30, 2018	38.7	$0.7	$1,649.7	$(3.6)	$1,945.2	$(1,297.6)	$42.1	$2,336.5

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On July 22, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RegionalCare Hospital Partners Holdings, Inc. (D/B/A RCCH HealthCare Partners), a Delaware corporation (“RCCH”), and Legend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of RCCH (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of RCCH on the terms and conditions set forth in the Merger Agreement. RCCH is owned by certain funds managed by affiliates of Apollo Global Management, LLC.   At the effective time of the Merger, each outstanding share of the Company’s common stock (other than common stock held directly by RCCH or Merger Sub, common stock held by the Company as treasury stock, common stock held by any subsidiary of either the Company or RCCH (other than Merger Sub) and common stock owned by holders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $65.00 in cash, without interest.   The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on September 4, 2018), (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity or any other order prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions.  Additional information about the proposed Merger is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 23, 2018 and the exhibits thereto, including the Merger Agreement, and the Company’s proxy statement on Schedule 14A filed with the SEC on September 27, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

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

SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”

The Company is applying the guidance set forth in Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”).  As of September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act.  During the three months ended September 30, 2018, the U.S. Treasury Department and the Internal Revenue Service issued initial guidance concerning the application of revised Section 162(m) of the Internal Revenue Code to stock-based compensation awards and the definition of a binding contract.  The Company analyzed the recent guidance and concluded that an adjustment to the provisional amounts that it recorded at December 31, 2017 was necessary.  Accordingly, during the three and nine months ended September 30, 2018, the Company recorded $0.6 million of additional tax provision associated with the write-off of deferred tax assets relating to stock-based compensation awards that no longer appear to meet the binding contract definition.  The Company will complete its analysis of the Tax Act, including the collection of data and interpretation of any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, during the three months ended December 31, 2018.  The Company may make adjustments to the provisional amounts, which may materially impact its provision for income taxes in such period.

Accounting Standards Not Yet Adopted

ASU 2016-2, “Leases”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  In preparation for the adoption of ASU 2016-2, the Company has engaged outside consultants to assist in the processes of identifying the Company’s population of leases, implementing new lease accounting software, evaluating accounting policy options under the new standard, including the use of optional practical expedients, and evaluating the Company’s service contracts for potential embedded leases.  The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities reflected in the Company’s balance sheets.  The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

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

The majority of the Company’s performance obligations are satisfied over time by the delivery of patient care in both outpatient and inpatient settings.  Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected charges for services anticipated to be provided.  The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. Generally, unsatisfied or partially unsatisfied performance obligations at the end of the reporting period are related to patients admitted to the Company’s hospitals that have not yet been discharged.  The performance obligations for these patients are typically satisfied when the patients are discharged, which generally occurs within a matter of days of admission.  Patients are generally billed when discharged, though they may be billed on an interim basis for longer stays. Accordingly, because all of the Company’s performance obligations are part of a contract that is expected to have a duration of one year or less, the Company has elected to apply the exemption provided by ASC 606-10 to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of period end.

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payer’s ability to pay are recognized as bad debt expense.  With the adoption of ASC 606-10, bad debt expense is included under the caption “Other operating expenses, net” in the accompanying condensed consolidated statements of income, instead of separately as a deduction to arrive at revenue.  Bad debt expense for the three and nine months ended September 30, 2018 and 2017 was not material for the Company.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

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

Cost Report Settlements

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payers for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care.  These settlements are estimated based on the payment terms of the reimbursement agreement with the payer, correspondence from the payer, and the Company’s historical experience.  Estimated settlements are adjusted in future periods as final settlements are determined.  There is a reasonable possibility that recorded estimates will change by a material amount in the near term.  Net adjustments arising from a change in the transaction price for estimated settlements under reimbursement agreements resulted in increases to revenues of $8.3 million and $3.2 million during the three months ended September 30, 2018 and 2017, respectively, and $18.2 million and $24.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The net cost report settlements due from the Company at September 30, 2018 were $3.2 million and are included under the caption “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet.  The net cost report settlements due to the Company at December 31, 2017 were $2.7 million and are included under the caption “Accounts receivable” in the accompanying unaudited condensed consolidated balance sheet.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs consistent with the constraints that are required by ASC 606-10.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Charity Care

The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. The Company estimates that its costs of care provided under its charity care programs approximated $5.8 million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively, and $16.6 million and $21.0  million for the nine months ended September 30, 2018 and 2017, respectively.  The Company does not report a charity care patient’s charges in revenues as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

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

Concentration of Revenues

The Company’s revenues by source, as well as approximate percentages of revenues, were as follows for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$579.4	37.2%	$601.6	38.2%	$1,764.6	37.3%	$1,826.8	38.0%
Medicaid	228.6	14.7	230.2	14.6	668.0	14.1	702.9	14.6
HMOs, PPOs and other private insurers	715.7	46.0	708.7	45.0	2,190.8	46.3	2,163.1	45.1
Self-pay	5.6	0.3	5.1	0.3	18.4	0.4	17.1	0.4
Other	24.4	1.6	26.0	1.6	77.7	1.7	77.6	1.6
Revenue from contracts with customers	1,553.7	99.8	1,571.6	99.7	4,719.5	99.8	4,787.5	99.7
Rental income	3.3	0.2	4.4	0.3	10.1	0.2	13.5	0.3
Revenues	$1,557.0	100.0%	$1,576.0	100.0%	$4,729.6	100.0%	$4,801.0	100.0%

During the three months ended September 30, 2018 and 2017, approximately 51.9% and 52.8%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  During the nine months ended September 30, 2018 and 2017, approximately 51.4% and 52.6%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.    The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

The Company’s revenues by primary service type and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Outpatient services	$910.6	58.5%	$906.8	57.5%	$2,782.8	58.8%	$2,760.7	57.5%
Inpatient services	618.7	39.7	638.8	40.6	1,859.0	39.3	1,949.2	40.6
Non-patient (ancillary goods,
services and rental income)	27.7	1.8	30.4	1.9	87.8	1.9	91.1	1.9
Revenues	$1,557.0	100.0%	$1,576.0	100.0%	$4,729.6	100.0%	$4,801.0	100.0%

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generated significant revenues for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

		Three Months Ended September 30,				Nine Months Ended September 30,
	Hospital Campuses	2018		2017		2018		2017
	in State as of		% of		% of		% of		% of
	September 30, 2018	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
North Carolina	9	$232.0	14.9%	$225.8	14.3%	$708.4	15.0%	$702.9	14.6%
Kentucky	10	189.1	12.1	172.8	11.0	553.3	11.7	522.7	10.9
Virginia	6	164.6	10.6	164.1	10.4	449.6	10.6	489.3	10.2
Pennsylvania	4	136.3	8.8	137.3	8.7	402.7	8.5	419.0	8.7
Tennessee	10	120.3	7.7	117.1	7.4	358.2	7.6	349.3	7.3
Michigan	3	112.9	7.2	109.4	6.9	337.7	7.1	335.4	7.0
New Mexico	2	89.9	5.8	85.1	5.4	278.6	5.9	257.8	5.4

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

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $77.8 million and $50.7 million for the three months ended September 30, 2018 and 2017, respectively, and $189.4 million and $169.4 million for the nine months ended September 30, 2018 and 2017, respectively.  Included in the Company’s health support center overhead costs for the three and nine months ended September 30, 2018 is additional stock-based compensation expense of $21.6 million, $20.0 net of income taxes, or $0.50 loss per diluted share, primarily related to the acceleration of the vesting of outstanding stock-based awards for the Company’s chief executive officer, as a result of his announced retirement, which the Company anticipates will occur upon successful completion of the Merger.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”),  5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs and premium, as of September 30, 2018 and December 31, 2017 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Senior Credit Agreement - Term Facility	$660.7	$673.8	$660.7	$673.8
5.5% Senior Notes	$1,100.0	$1,100.0	$1,117.9	$1,117.9
5.875% Senior Notes	$500.0	$500.0	$521.9	$504.4
5.375% Senior Notes	$500.0	$500.0	$521.9	$498.1

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Note 5. Other Non-Operating Losses (Gains), Net

Summary

The following table summarizes the items included under the caption “Other non-operating losses (gains), net” in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Impairment losses	$32.5	$12.7	$106.8	$12.7
Merger-related expenses	7.6	-	7.6	-
Gains on In-Home Healthcare Partnership transaction	-	(16.4)	(1.6)	(28.8)
Gain on sale of ancillary rehabilitation facility	-	-	(3.2)	-
Gain on settlement of contingent liability	-	-	-	(18.0)
Other non-operating losses (gains), net	$40.1	$(3.7)	$109.6	$(34.1)

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Impairment Losses

Louisiana Market Divestitures

Effective August 1, 2018, the Company sold substantially all of the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana for total consideration of $21.9 million, comprised of $8.9 million in cash and a $13.0 million promissory note, which is included under the caption “Other current assets” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018.

Additionally, in August 2018, the Company entered into a proposed settlement agreement with The Hospital Service District No. 2 of the Parish of St. Mary (“HSD”), a political subdivision of the state of Louisiana, outlining the terms of a definitive settlement agreement to terminate the Company’s lease of Teche Regional Medical Center (“Teche”) located in Morgan City, Louisiana.  The proposed settlement agreement provides, among other things, that the Company will convey to HSD, or its designee, all assets of Teche in accordance with the existing lease agreement, with the exception of net working capital, and the Company will no longer operate Teche upon completion of the transaction.  The Company anticipates this transaction to be completed during the fourth quarter of 2018 subject to the terms and conditions of a definitive settlement agreement.

Included in the Company’s consolidated results of operations for the three months ended September 30, 2018 and 2017 are net operating losses before income taxes attributable to these four hospitals of $1.0 million and $2.0 million, respectively.  Additionally, included in the Company’s consolidated results of operations for the nine months ended September 30, 2018 and 2017 are net operating losses before income taxes attributable to these four hospitals of $5.2 million and $6.8 million, respectively.

During the three and nine months ended September 30, 2018, the Company recognized impairment losses in the aggregate of $32.5 million, $23.0 million net of income taxes, or $0.58 loss per diluted share, and $106.8 million, $80.7 million net of income taxes, or $2.04 loss per diluted share, primarily in connection with the divestitures of Mercy, Acadian and Minden, and the entry into a proposed settlement agreement to terminate its lease of Teche.  The impairment losses include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Divestiture of Rockdale Medical Center

Effective October 1, 2017, the Company sold substantially all of the assets of Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia for $79.3 million, net of certain working capital adjustments.  In connection with the Company’s entry into a definitive agreement to sell substantially all of the assets of Rockdale, the Company recognized a net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, during the three months ended September 30, 2017.  The net impairment loss is comprised of a $25.1 million loss for the write-off of allocated goodwill, partially offset by a $12.4 million gain on the sale of property, equipment and certain other assets.  The loss for the write-off of allocated goodwill was not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-off contributed to an increase in the Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017.

Merger-related Expenses

During the three months ended September 30, 2018, the Company recognized merger-related expenses of $7.6 million, or $0.19 loss per diluted share, primarily related to legal and transaction advisory services in connection with the Merger.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Gains on In-Home Healthcare Partnership Transaction

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

Throughout 2017, ownership and management of 19 of the Company’s home health agencies and 10 of the Company’s hospices were transferred to IHHP over the course of three phases.  Additionally, effective February 2, 2018, ownership and management of one remaining home health agency was transferred to IHHP in a fourth and final phase.  In connection with each of the completed phases, the Company recognized net gains as a result of transferring assets, primarily comprised of accounts receivable and allocated goodwill, in exchange for cash.

During the nine months ended September 30, 2018, the Company recognized a net gain of $1.6 million, $1.2 net of income taxes, or $0.03 earnings per diluted share. During the three and nine months ended September 30, 2017, the Company recognized net gains of $16.4 million, $8.4 million net of income taxes, or $0.20 earnings per diluted share, and $28.8 million, $14.0 million net of income taxes, or $0.34 earnings per diluted share.  Included in the net gains recognized during the three and nine months ended September 30, 2017 are write-offs of allocated goodwill, which were not fully deductible for income tax purposes.  As a result, the nondeductible portion of the goodwill write-offs contributed to an increase in the Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017.

Gain on Sale of Ancillary Rehabilitation Facility

During the nine months ended September 30, 2018, the Company recognized a net gain of $3.2 million, $2.4 million net of income taxes, or $0.06 earnings per diluted share, primarily attributable to the sale of an ancillary rehabilitation facility at one of our hospital campuses.

Gain on Settlement of Contingent Liability

During the nine months ended September 30, 2017, the Company recognized a gain of $18.0 million, $11.3 million net of income taxes, or $0.28 earnings per diluted share, related to the settlement of a contingent liability previously established in connection with our acquisition of Marquette General Hospital (“Marquette General”) in 2012.

Note 6. Income Taxes

During the three months ended September 30, 2018, certain of the Company’s affiliates changed the method of recognizing the tax deductibility of certain self-pay revenues. Since the method change applies to the tax year ended December 31, 2017, the Company remeasured its deferred tax assets by applying the Federal corporate income tax rate of 35%,  prior to the enactment of the Tax Act, which reduced the Federal corporate income tax rate from 35% to 21%.  Accordingly, as a result of the difference in the Federal corporate income tax rate,  the Company recognized a deferred tax benefit of $23.6 million, or $0.59 earnings per diluted share, during the three and nine months ended September 30, 2018.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

The following is a summary of the (benefit) provision for income taxes for the three and nine months ended September  30, 2018  and 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Federal income taxes	$13.6	$17.2	$41.4	$62.1
State income taxes, net of federal income tax benefits	1.4	1.2	4.4	2.7
Deferred tax benefit for tax accounting method change	(23.6)	-	(23.6)	-
Impairment losses and other non-operating adjustments (a)	(9.5)	8.7	(24.9)	22.2
Accelerated vesting of certain stock-based awards	(1.6)	-	(1.6)	-
Other items, net	0.3	(1.8)	4.4	(5.3)
(Benefit) provision for income taxes	$(19.4)	$25.3	$0.1	$81.7

_____________

(a)	Refer to Note 5 for further discussion of impairment losses and other non-operating adjustments impacting the three and nine months ended September 30, 2018 and 2017.

Note 7.  Redeemable Noncontrolling Interests

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

The following table presents the changes in the Company’s redeemable noncontrolling interests, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 (in millions):

Balance at December 31, 2017	$125.0
Net income attributable to redeemable noncontrolling interests	6.6
Fair value adjustments	16.0
Redemptions, net of sales	(35.2)
Distributions	(16.6)
Balance at September 30, 2018	$95.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Note 8. Goodwill and Intangible Assets

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

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$35.1	$30.1
Accumulated amortization	(18.3)	(16.5)
Net total	16.8	13.6
Non-competition agreements and other
Gross carrying amount	18.2	18.2
Accumulated amortization	(14.6)	(13.3)
Net total	3.6	4.9
Total amortized intangible assets
Gross carrying amount	53.3	48.3
Accumulated amortization	(32.9)	(29.8)
Net total	20.4	18.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	35.9	35.9
Licenses, provider numbers, accreditations and other	21.8	21.9
Net total	57.7	57.8

Total intangible assets:
Gross carrying amount	111.0	106.1
Accumulated amortization	(32.9)	(29.8)
Net total	$78.1	$76.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from three to five years and is included as an expense under the caption “Other operating expenses, net” in the accompanying unaudited condensed consolidated statements of income.  The Company’s liability for contract-based physician minimum revenue guarantees was $10.0 million and $6.5 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Note 9.  Common Stock in Treasury

The Company’s Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The Company repurchased approximately 0.8 million and 0.9 million shares for an aggregate purchase price, including commissions, of $40.0 million and $55.4 million at an average purchase price of $48.35 and $60.31 per share during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, the Company had remaining authority to repurchase approximately $190.0 million in shares through April 24, 2019 in accordance with a repurchase plan approved by the Company’s Board of Directors on October 24, 2017. The Company is not obligated to repurchase any specific number of shares under its repurchase plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately  0.1 million shares vested under these plans during each of the nine months ended September 30, 2018 and 2017 for aggregate purchase prices of approximately $2.9 million and $6.0 million, respectively. The Company has designated these shares as treasury stock.

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

Stock Options

The Company granted options to purchase 496,781  and 885,122 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the nine months ended September 30, 2018 and 2017, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the nine months ended September 30, 2018 and 2017 become ratably exercisable beginning one year from the date of grant to either three or four years after the date of grant and expire ten years from the date of grant.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Expected volatility	33.1%	32.9%
Risk-free interest rate	2.88%	2.37%
Expected dividends	-	-
Average expected term (years)	6.6	6.1
Fair value per share of stock options granted	$16.46	$21.42

The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $1.5 million and $10.3 million, respectively. The Company received $1.9 million and $15.7 million in cash from stock option exercises during the nine months ended September 30, 2018 and 2017, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0.2 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was $11.4 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The Company granted 309,511 and 141,882 restricted stock units to certain officers, employees and non-employee directors in accordance with the LTIP during the nine months ended September 30, 2018 and 2017, respectively. Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to either three or four years after the date of grant, or cliff-vesting periods one year from the date of grant. The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

During the nine months ended September 30, 2018 and 2017,  the Company granted 272,671 and 144,535 targeted performance-based restricted stock units, respectively, that vest subject to the achievement of performance and market conditions.  In addition to the achievement of the performance and market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over cliff-vesting periods of three or four years from the grant date.

The performance condition for the targeted performance-based restricted stock units granted during each of the nine months ended September 30, 2018 and 2017 is based on the Company’s average level of achievement of annually established targets for diluted earnings per share over a three year performance measurement period.   Additionally, the number of shares payable under certain of the targeted performance-based restricted stock units granted during each of the nine months ended September 30, 2018 and 2017 are based, in part, on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 200% of the targeted units based on the Company’s actual performance results compared to the targets. For the restricted stock units not subject to the Company’s total shareholder return,  the number of shares payable at the end of the vesting periods ranges from 50% to 150% of the targeted units based on the Company’s actual performance results compared to the targets.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, there was $24.7 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Equity awards:
Other stock-based awards	$17.8	$3.7	$26.3	$8.7
Stock options	10.2	3.3	16.4	10.2
Total stock-based compensation expense	$28.0	$7.0	$42.7	$18.9
Tax benefit on stock-based compensation expense	$2.6	$2.8	$6.3	$7.4

During the three and nine months ended September 30, 2018, the Company recognized additional stock-based compensation expense of $21.6 million, $20.0 million net of income taxes, or $0.50 loss per diluted share, primarily related to the acceleration of the vesting of outstanding stock-based awards for the Company’s chief executive officer, as a result of his announced retirement, which the Company anticipates will occur upon successful completion of the Merger.

The Company did not capitalize any stock-based compensation cost during the nine months ended September 30, 2018 or 2017. As of September 30, 2018, there was $36.1 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.1 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Note 11. Commitments and Contingencies

Legal Proceedings and General Liability Claims

Healthcare facilities, including the Company and its facilities, are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.

In addition, the Company is subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payers. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $11,181 to $22,363 for each separate false claim, subject to annual adjustment for inflation.

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

On September 7, 2018, a purported stockholder of the Company filed a putative class action complaint in the United States District Court for the District of Delaware challenging the Merger. The case, captioned Wolf v. LifePoint Health, Inc., et al., Case No. 18-cv-01397-UNA, names the Company and the members of the Company’s Board of Directors as the defendants. The complaint, among other things, alleges that the Company omitted from its proxy statement certain material information in violation of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. The complaint seeks, among other things, class action certification, injunctive relief prohibiting the consummation of the Merger, a declaration that the defendants have violated the Exchange Act and Rule 14a-9, an order directing the filing of a non-deficient proxy statement and an award of attorneys’ fees. The Company believes that the action lacks merit and intends to defend vigorously against this action.

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

September 30, 2018

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services. The Company has incurred approximately $397.5 million in costs related to uncompleted projects as of September 30, 2018, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2018, these uncompleted projects had an estimated cost to complete of approximately $299.8 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a component of future acquisitions.  At September 30, 2018, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,173.9 million, which generally have remaining terms of three to seven years.

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

September 30, 2018

Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$910.7	$646.3	$-	$1,557.0

Salaries and benefits	28.0	432.9	300.2	-	761.1
Supplies	-	141.3	113.4	-	254.7
Other operating expenses, net	(0.3)	227.7	152.1	-	379.5
Equity in earnings of affiliates	(82.7)	-	-	82.7	-
Depreciation and amortization	-	51.6	29.3	-	80.9
Interest expense, net	28.7	1.1	7.0	-	36.8
Other non-operating losses	-	38.5	1.6	-	40.1
Management (income) fees	-	(18.0)	18.0	-	-
	(26.3)	875.1	621.6	82.7	1,553.1
Income before income taxes	26.3	35.6	24.7	(82.7)	3.9
Provision (benefit) for income taxes	4.0	(23.4)	-	-	(19.4)
Net income	22.3	59.0	24.7	(82.7)	23.3
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(1.0)	-	(1.0)
Net income attributable to LifePoint
Health, Inc.	$22.3	$59.0	$23.7	$(82.7)	$22.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$903.4	$672.6	$-	$1,576.0

Salaries and benefits	7.0	419.3	322.2	-	748.5
Supplies	-	142.0	120.4	-	262.4
Other operating expenses, net	0.9	226.0	162.2	-	389.1
Equity in earnings of affiliates	(69.4)	-	-	69.4	-
Depreciation and amortization	-	54.4	32.8	-	87.2
Interest expense, net	31.0	1.4	4.9	-	37.3
Other non-operating losses (gains), net	-	34.0	(37.7)	-	(3.7)
Management (income) fees	-	(19.4)	19.4	-	-
	(30.5)	857.7	624.2	69.4	1,520.8
Income before income taxes	30.5	45.7	48.4	(69.4)	55.2
Provision for income taxes	3.0	22.3	-	-	25.3
Net income	27.5	23.4	48.4	(69.4)	29.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(2.4)	-	(2.4)
Net income attributable to LifePoint
Health, Inc.	$27.5	$23.4	$46.0	$(69.4)	$27.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$2,767.2	$1,962.4	$-	$4,729.6

Salaries and benefits	42.7	1,316.5	904.6	-	2,263.8
Supplies	-	431.1	345.6	-	776.7
Other operating expenses, net	(1.9)	693.2	460.6	-	1,151.9
Equity in earnings of affiliates	(193.4)	-	-	193.4	-
Depreciation and amortization	-	155.7	88.2	-	243.9
Interest expense, net	86.7	4.4	19.7	-	110.8
Other non-operating losses, net	-	108.6	1.0	-	109.6
Management (income) fees	-	(54.1)	54.1	-	-
	(65.9)	2,655.4	1,873.8	193.4	4,656.7
Income before income taxes	65.9	111.8	88.6	(193.4)	72.9
Provision for income taxes	-	0.1	-	-	0.1
Net income	65.9	111.7	88.6	(193.4)	72.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(6.9)	-	(6.9)
Net income attributable to LifePoint
Health, Inc.	$65.9	$111.7	$81.7	$(193.4)	$65.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$-	$2,736.6	$2,064.4	$-	$4,801.0

Salaries and benefits	18.9	1,299.9	988.6	-	2,307.4
Supplies	-	429.5	364.3	-	793.8
Other operating expenses, net	(1.1)	667.1	470.0	-	1,136.0
Equity in earnings of affiliates	(248.8)	-	-	248.8	-
Depreciation and amortization	-	163.8	100.2	-	264.0
Interest expense, net	94.1	4.0	14.2	-	112.3
Other non-operating losses (gains), net	-	36.9	(71.0)	-	(34.1)
Management (income) fees	-	(58.0)	58.0	-	-
	(136.9)	2,543.2	1,924.3	248.8	4,579.4
Income before income taxes	136.9	193.4	140.1	(248.8)	221.6
Provision for income taxes	7.0	74.7	-	-	81.7
Net income	129.9	118.7	140.1	(248.8)	139.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	-	(10.0)	-	(10.0)
Net income attributable to LifePoint
Health, Inc.	$129.9	$118.7	$130.1	$(248.8)	$129.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
September 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$80.3	79.8	$-	$160.1
Accounts receivable	-	481.6	322.1	-	803.7
Inventories	-	94.0	60.6	-	154.6
Prepaid expenses	0.2	54.2	26.0	-	80.4
Other current assets	44.9	54.7	22.1	-	121.7
	45.1	764.8	510.6	-	1,320.5
Property and equipment:
Land	-	94.6	85.7	-	180.3
Buildings and improvements	-	1,733.8	805.2	-	2,539.0
Equipment	-	1,690.0	663.2	-	2,353.2
Construction in progress	-	102.9	294.6	-	397.5
	-	3,621.3	1,848.7	-	5,470.0
Accumulated depreciation	-	(1,896.6)	(566.0)	-	(2,462.6)
	-	1,724.7	1,282.7	-	3,007.4
Intangible assets, net	-	35.2	42.9	-	78.1
Investments in subsidiaries	2,934.3	-	-	(2,934.3)	-
Due from subsidiaries	2,125.8	-	-	(2,125.8)	-
Other long-term assets	18.1	66.8	52.3	-	137.2
Goodwill	-	1,421.6	312.1	-	1,733.7
Total assets	$5,123.3	$4,013.1	$2,200.6	$(5,060.1)	$6,276.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$119.8	$85.1	$-	$204.9
Accrued salaries	-	138.7	79.1	-	217.8
Other current liabilities	41.4	153.0	71.1	-	265.5
Current maturities of long-term debt	21.9	1.0	4.3	-	27.2
	63.3	412.5	239.6	-	715.4
Long-term debt, net	2,723.1	44.3	92.4	-	2,859.8
Due to Parent	-	1,300.9	824.9	(2,125.8)	-
Deferred income taxes	42.5	-	-	-	42.5
Long-term portion of reserves for self-insurance claims	-	86.4	55.7	-	142.1
Other long-term liabilities	-	47.4	37.4	-	84.8
Total liabilities	2,828.9	1,891.5	1,250.0	(2,125.8)	3,844.6
Redeemable noncontrolling interests	-	-	95.8	-	95.8
Total LifePoint Health, Inc. stockholders' equity	2,294.4	2,121.6	812.7	(2,934.3)	2,294.4
Noncontrolling interests	-	-	42.1	-	42.1
Total equity	2,294.4	2,121.6	854.8	(2,934.3)	2,336.5
Total liabilities and equity	$5,123.3	$4,013.1	$2,200.6	$(5,060.1)	$6,276.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$22.3	$59.0	$24.7	$(82.7)	$23.3
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(82.7)	-	-	82.7	-
Stock-based compensation	28.0	-	-	-	28.0
Depreciation and amortization	-	51.6	29.3	-	80.9
Other non-cash amortization	1.2	1.2	0.3	-	2.7
Other non-operating losses	-	38.5	1.6	-	40.1
Deferred income taxes	32.3	-	-	-	32.3
Reserve for self-insurance claims, net of payments	-	1.7	2.1	-	3.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(3.3)	2.8	-	(0.5)
Inventories, prepaid expenses and other current assets	-	1.7	(1.9)	-	(0.2)
Accounts payable, accrued salaries and other current liabilities	28.5	(22.3)	6.7	-	12.9
Income taxes payable/receivable	(50.9)	-	-	-	(50.9)
Other	-	(8.0)	(1.5)	-	(9.5)
Net cash (used in) provided by operating activities	(21.3)	120.1	64.1	-	162.9

Cash flows from investing activities:
Purchases of property and equipment	-	(36.8)	(68.8)	-	(105.6)
Proceeds from sale of businesses	-	8.9	-	-	8.9
Other	(0.8)	(2.5)	(0.4)	-	(3.7)
Net cash used in investing activities	(0.8)	(30.4)	(69.2)	-	(100.4)

Cash flows from financing activities:
Payments of borrowings	(44.3)	-	-	-	(44.3)
Redemption of noncontrolling interest and redeemable
noncontrolling interests	-	-	(0.1)	-	(0.1)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(1.9)	-	(1.9)
Proceeds from exercise of stock options	0.2	-	-	-	0.2
Change in intercompany balances with affiliates, net	66.2	(58.9)	(7.3)	-	-
Other	-	(0.3)	0.2	-	(0.1)
Net cash provided by (used in) financing activities	22.1	(59.2)	(9.1)	-	(46.2)

Change in cash and cash equivalents	-	30.5	(14.2)	-	16.3
Cash and cash equivalents at beginning of period	-	49.8	94.0	-	143.8
Cash and cash equivalents at end of period	$-	$80.3	$79.8	$-	$160.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.5	$23.4	$48.4	$(69.4)	$29.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(69.4)	-	-	69.4	-
Stock-based compensation	7.0	-	-	-	7.0
Depreciation and amortization	-	54.4	32.8	-	87.2
Other non-cash amortization	1.2	1.3	0.3	-	2.8
Other non-operating losses (gains), net	-	34.0	(37.7)	-	(3.7)
Deferred income taxes	5.4	-	-	-	5.4
Reserve for self-insurance claims, net of payments	-	(2.0)	1.8	-	(0.2)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(8.3)	(0.9)	-	(9.2)
Inventories, prepaid expenses and other current assets	-	(12.3)	(2.3)	-	(14.6)
Accounts payable, accrued salaries and other current liabilities	29.1	(16.5)	(7.8)	-	4.8
Income taxes payable/receivable	(19.6)	-	-	-	(19.6)
Other	0.8	1.6	(1.1)	-	1.3
Net cash (used in) provided by operating activities	(18.0)	75.6	33.5	-	91.1

Cash flows from investing activities:
Purchases of property and equipment	-	(45.8)	(62.7)	-	(108.5)
Proceeds from sale of businesses	-	95.1	-	-	95.1
Other	(0.1)	0.3	-	-	0.2
Net cash (used in) provided by investing activities	(0.1)	49.6	(62.7)	-	(13.2)

Cash flows from financing activities:
Proceeds from borrowings	25.0	-	-	-	25.0
Payments of borrowings	(29.3)	-	-	-	(29.3)
Repurchases of common stock	(35.0)	-	-	-	(35.0)
Redemption of noncontrolling interest and redeemable
noncontrolling interests	-	-	(0.4)	-	(0.4)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(2.4)	-	(2.4)
Proceeds from exercise of stock options	0.4	-	-	-	0.4
Change in intercompany balances with affiliates, net	57.1	(77.6)	20.5	-	-
Other	(0.1)	(0.5)	(0.8)	-	(1.4)
Net cash provided by (used in) in financing activities	18.1	(78.1)	16.9	-	(43.1)

Change in cash and cash equivalents	-	47.1	(12.3)	-	34.8
Cash and cash equivalents at beginning of period	-	39.2	91.7	-	130.9
Cash and cash equivalents at end of period	$-	$86.3	$79.4	$-	$165.7

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$65.9	$111.7	$88.6	$(193.4)	$72.8
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(193.4)	-	-	193.4	-
Stock-based compensation	42.7	-	-	-	42.7
Depreciation and amortization	-	155.7	88.2	-	243.9
Other non-cash amortization	3.6	3.4	1.0	-	8.0
Other non-operating losses, net	-	108.6	1.0	-	109.6
Deferred income taxes	10.2	-	-	-	10.2
Reserve for self-insurance claims, net of payments	-	5.5	(3.3)	-	2.2
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(8.5)	15.3	-	6.8
Inventories, prepaid expenses and other current assets	(0.1)	3.6	10.6	-	14.1
Accounts payable, accrued salaries and other current liabilities	28.7	(86.8)	(11.0)	-	(69.1)
Income taxes payable/receivable	(37.3)	-	-	-	(37.3)
Other	(1.0)	(5.3)	0.7	-	(5.6)
Net cash (used in) provided by operating activities	(80.7)	287.9	191.1	-	398.3

Cash flows from investing activities:
Purchases of property and equipment	-	(91.5)	(151.7)	-	(243.2)
Proceeds from sale of businesses	-	10.4	-	-	10.4
Other	(2.2)	(5.6)	0.1	-	(7.7)
Net cash used in investing activities	(2.2)	(86.7)	(151.6)	-	(240.5)

Cash flows from financing activities:
Proceeds from borrowings	125.0	-	-	-	125.0
Payments of borrowings	(138.1)	-	-	-	(138.1)
Repurchases of common stock	(42.9)	-	-	-	(42.9)
Redemption of noncontrolling interest and redeemable
noncontrolling interests, net of sales	-	-	(34.8)	-	(34.8)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(18.2)	-	(18.2)
Proceeds from exercise of stock options	1.9	-	-	-	1.9
Change in intercompany balances with affiliates, net	137.0	(141.9)	4.9	-	-
Other	-	(0.9)	(1.7)	-	(2.6)
Net cash provided by (used in) financing activities	82.9	(142.8)	(49.8)	-	(109.7)

Change in cash and cash equivalents	-	58.4	(10.3)	-	48.1
Cash and cash equivalents at beginning of period	-	21.9	90.1	-	112.0
Cash and cash equivalents at end of period	$-	$80.3	$79.8	$-	$160.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2017

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$129.9	$118.7	$140.1	$(248.8)	$139.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(248.8)	-	-	248.8	-
Stock-based compensation	18.9	-	-	-	18.9
Depreciation and amortization	-	163.8	100.2	-	264.0
Other non-cash amortization	3.6	4.5	1.1	-	9.2
Other non-operating losses (gains), net	-	36.9	(71.0)	-	(34.1)
Deferred income taxes	4.4	-	-	-	4.4
Reserve for self-insurance claims, net of payments	-	(42.9)	5.9	-	(37.0)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(11.6)	13.9	-	2.3
Inventories, prepaid expenses and other current assets	(0.1)	(11.3)	17.2	-	5.8
Accounts payable, accrued salaries and other current liabilities	29.8	(27.2)	(33.0)	-	(30.4)
Income taxes payable/receivable	(41.8)	-	-	-	(41.8)
Other	0.8	1.5	(10.1)	-	(7.8)
Net cash (used in) provided by operating activities	(103.3)	232.4	164.3	-	293.4

Cash flows from investing activities:
Purchases of property and equipment	-	(104.6)	(161.6)	-	(266.2)
Proceeds from sale of businesses	-	110.0	-	-	110.0
Other	(0.3)	(0.3)	(1.6)	-	(2.2)
Net cash (used in) provided by investing activities	(0.3)	5.1	(163.2)	-	(158.4)

Cash flows from financing activities:
Proceeds from borrowings	165.0	-	-	-	165.0
Payments of borrowings	(178.1)	-	-	-	(178.1)
Repurchases of common stock	(61.4)	-	-	-	(61.4)
Redemption of noncontrolling interest and redeemable
noncontrolling interests	-	-	(0.6)	-	(0.6)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	-	-	(7.2)	-	(7.2)
Proceeds from exercise of stock options	15.7	-	-	-	15.7
Change in intercompany balances with affiliates, net	162.9	(157.6)	(5.3)	-	-
Other	(0.5)	(2.1)	3.8	-	1.2
Net cash provided by (used in) financing activities	103.6	(159.7)	(9.3)	-	(65.4)

Change in cash and cash equivalents	-	77.8	(8.2)	-	69.6
Cash and cash equivalents at beginning of period	-	8.5	87.6	-	96.1
Cash and cash equivalents at end of period	$-	$86.3	$79.4	$-	$165.7

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: the possibility that the anticipated benefits from the proposed merger will not be realized, or will not be realized within the expected time periods; the occurrence of any event, change or other circumstances that could give rise to termination of the proposed merger agreement; the failure of our stockholders to adopt the proposed merger agreement; operating costs, loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, business partners or suppliers) may be greater than expected following the announcement of the proposed merger; our retention of certain key employees; risks associated with the disruption of management’s attention from ongoing business operations due to the proposed merger; the inability to obtain necessary regulatory approvals of the proposed merger or the receipt of such approvals subject to conditions that are not anticipated; the risk that a condition to closing the proposed merger may not be satisfied on a timely basis or at all; the risk that the proposed merger fails to close for any other reason; the outcome of any legal proceedings related to the proposed merger; the parties’ ability to meet expectations regarding the timing and completion of the proposed merger; the impact of the proposed merger on our credit rating; future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform, including efforts to modify, repeal and/or replace the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”); income from electronic health record (“EHR”) incentive programs; anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to previous acquisitions and the expectation that capital commitments could be a component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; consolidation of commercial insurance companies and patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of increasing enrollment by patients in insurance plans with narrow networks, tiered networks, high deductibles or high co-payments; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At September 30, 2018, on a consolidated basis, we operated 68 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,057 licensed beds.  We generate revenues primarily through patient services offered at our facilities.  We generated revenues of $1,557.0 million and $1,576.0 million during the three months ended September 30, 2018 and 2017, respectively, and $4,729.6 million and $4,801.0 million during the nine months ended September 30, 2018 and 2017, respectively.  During the three months ended September 30, 2018 and 2017, respectively, we derived 51.9% and 52.8% of our revenues, collectively, from the Medicare and Medicaid programs. During the nine months ended September 30, 2018 and 2017, respectively, we derived 51.4% and 52.6% of our revenues, collectively, from the Medicare and Medicaid programs.  Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payers, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payers.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Proposed Merger

On July 22, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RegionalCare Hospital Partners Holdings, Inc. (D/B/A RCCH HealthCare Partners), a Delaware corporation (“RCCH”), and Legend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of RCCH (“Merger Sub”), pursuant to which Merger Sub will merge with and into LifePoint (the “Merger”), with LifePoint surviving the Merger as a subsidiary of RCCH on the terms and conditions set forth in the Merger Agreement. RCCH is owned by certain funds managed by affiliates of Apollo Global Management, LLC.   At the effective time of the Merger, each outstanding share of our common stock (other than common stock held directly by RCCH or Merger Sub, common stock held by us as treasury stock, common stock held by any subsidiary of either LifePoint or RCCH (other than Merger Sub) and common stock owned by holders who have properly exercised appraisal rights under Delaware law) will be converted into the right to receive $65.00 in cash, without interest.   The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on September 4, 2018), (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity or any other order prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions.  For more information about the proposed Merger, see the description of the Merger included in our Current Report on Form 8-K filed with the SEC on July 23, 2018 and the exhibits thereto, including the Merger Agreement, and our proxy statement on Schedule 14A filed with the SEC on September 27, 2018.

On September 26, 2018, we announced that our Chairman and Chief Executive Officer, William F. Carpenter III, will retire upon completion of the Merger.  Following his retirement, Mr. Carpenter is expected to serve as a member of the board of directors of the surviving corporation that will be appointed upon the closing of the Merger.  David Dill, our President and Chief Operating Officer, is expected to assume the role of Chief Executive Officer of the surviving corporation upon Mr. Carpenter’s retirement.

Developments, Trends and Operating Environment

Louisiana Market Divestitures

Effective August 1, 2018, we sold substantially all of the assets of Mercy Regional Medical Center (“Mercy”) located in Ville Platte, Louisiana, Acadian Medical Center (“Acadian”), which is a campus of Mercy located in Eunice, Louisiana, and Minden Medical Center (“Minden”) located in Minden, Louisiana.

Additionally, in August 2018, we entered into a proposed settlement agreement with The Hospital Service District No. 2 of the Parish of St. Mary (“HSD”), a political subdivision of the state of Louisiana, outlining the terms of a definitive settlement agreement to terminate our lease of Teche Regional Medical Center (“Teche”) located in Morgan City, Louisiana.  The proposed settlement agreement provides, among other things, that we will convey to HSD, or its designee, all assets of Teche in accordance with the existing lease agreement, with the exception of net working capital, and we will no longer operate Teche upon completion of the transaction.  We anticipate this transaction to be completed during the fourth quarter of 2018, subject to the terms and conditions of a definitive settlement agreement.

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

On October 12, 2017, President Trump issued an additional executive order related to the Affordable Care Act that is intended to promote choice and competition in the health insurance marketplace. Among other things, the executive order requires the Secretaries of the Department of Health and Human Services (“HHS”) and the Departments of Labor and the Treasury to consider proposing regulations or revising existing guidance in order to expand access to health insurance coverage by allowing more employers to form association health plans (“AHPs”) that would be allowed to provide coverage across state lines, increasing the availability of short-term, limited duration health insurance (“STLDI”) plans, which are generally not subject to the requirements of the Affordable Care Act, and increasing the availability and permitted use of health reimbursement arrangements.  As a result of the executive order, the Department of Labor issued regulations that are intended to encourage the formation of AHPs, and HHS and the Departments of Labor and the Treasury jointly issued regulations that are intended to increase the maximum duration of and access to STLDI plans.

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

For example, in 2014, the U.S. House of Representatives (the “House”) filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (the “Exchanges”). In May 2016, the United States District Court for the District of Columbia held that the use of federal funds for the payment of cost sharing reductions was unconstitutional because no funds had been appropriated by Congress for that purpose. The District Court’s ruling was appealed, and on October 13, 2017, the Department of Justice (the “DOJ”) announced in court filings related to the appeal that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the DOJ’s determination that those payments had not been appropriated by Congress.  On December 15, 2017, the parties to the House lawsuit announced that they had reached a conditional settlement agreement that would essentially dismiss the lawsuit in light of the fact that the cost sharing reductions were no longer being made, and the U.S. Court of Appeals for the District of Columbia approved the settlement on May 16, 2018. On February 26, 2018, 20 states filed suit in the U.S. District Court for the Northern District of Texas alleging that the Affordable Care Act is unconstitutional in light of the repeal of the penalties associated with the individual mandate. Sixteen states and the District of Columbia have been granted the right to intervene and defend the Affordable Care Act in the lawsuit. We cannot predict the outcome of the new litigation that has been filed relating to the constitutionality of the Affordable Care Act, the impact that the cessation of HHS’ cost sharing reduction and rate adjustment payments will have on the premiums that are charged by insurers or the number of insurers who offer health insurance coverage through the Exchanges, or whether the cost sharing reduction payments will be authorized by Congress.

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

On December 14, 2017, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) final rule for calendar year (“CY”) 2018, CMS finalized a change to the payment rate for certain Medicare Part B drugs purchased by hospitals through the 340B Drug Pricing Program (the “340B Program”).  The 340B Program allows certain non-profit and governmental hospitals and other healthcare providers to obtain substantial discounts on covered outpatient drugs (prescription drugs and biologics other than vaccines) from drug manufacturers. Under the final rule, CMS will pay for separately reimbursable, non-pass through drugs and biologicals (other than vaccines) purchased through the 340B Program at the average sales price (“ASP”) minus 22.5% rather than ASP plus 6%.  CMS has estimated that this change will reduce Medicare payments for drugs and biologicals by $1.6 billion in CY 2018.  To maintain budget neutrality, CMS implemented an offsetting increase in the conversion factor for non-drug items and services for all hospitals, including those not eligible to participate in the 340B program, across the OPPS.  Litigation was filed challenging the authority of CMS to make these payment rate changes to the 340B Program, but the litigation was dismissed by the U.S. District Court for the District of Columbia.  We cannot predict whether CMS will make any additional changes to the methodology that it uses to pay for Medicare Part B drugs purchased by hospitals through the 340B Program or whether any additional litigation will be filed against the changes that have been made by CMS to the 340B Program.

On August 17, 2018, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2019 (the “Final Rule”), which began on October 1, 2018.  Among other things, the Final Rule provides an operating payment rate increase of approximately 1.85% for hospitals that successfully report quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users.  The rate increase is based on a proposed hospital market basket increase of 2.9%, which is reduced by (i) a multi-factor productivity adjustment of 0.8% and (ii) a 0.75% reduction required by the Affordable Care Act and increased by (iii) 0.5% as required by MACRA in connection with the restoration of the documentation and coding adjustments that CMS was required to make by ATRA in order to fully recoup the documentation and coding overpayments that Congress believed occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system.  Hospitals that do not successfully report quality data under the IQR Program are subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments.  Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the Final Rule also makes a number of other changes to the Medicare program’s IPPS.  Among other things, the Final Rule overhauls the Medicare and Medicaid Electronic Health Record Incentive Programs in order to better achieve program goals, such as interoperability and facilitation of electronic exchange of health information between providers and patients, requires hospitals to make public a list of their standard changes via the internet, eliminates  18 reporting measures, removes duplicate requests for another 21 reporting measures and implements a variety of changes that are intended to reduce reporting and documentation burdens on hospitals.  In addition, under the Final Rule, CMS would distribute approximately $8.3 billion in uncompensated care payments to hospitals in FFY 2019, which would be an increase of approximately $1.5 billion from the FFY 2018 amount.  Overall, CMS estimates that under the Final Rule, total Medicare spending on inpatient hospital services, including capital, will increase by approximately $4.8 billion in FFY 2019.

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

Furthermore, on April 10, 2018, President Trump signed an executive order that, among other things, states that it is the policy of the federal government to reform the welfare system of the United States so that it empowers welfare recipients and improves employment outcomes and economic independence by strengthening existing work requirements for work-capable people and introducing new work requirements where legally permissible. CMS has also recently approved demonstration waivers for the Arkansas, Indiana, Kentucky and New Hampshire Medicaid programs that, among other things, impose work and community engagement requirements and income-based premiums on certain adult Medicaid beneficiaries, and at least 10 other states, including some in which we have facilities, have similar waiver requests pending.   Litigation has been filed against the waiver that has been granted by CMS to the Kentucky Medicaid program, and on June 29, 2018, the U.S. District Court for the District of Columbia vacated the waiver and remanded it to CMS for additional consideration.  As a result, the Kentucky Medicaid program’s work requirements did not become effective on July 1, 2018.  CMS reopened the public comment period for the Kentucky Medicaid program’s work requirements in response to the Court’s ruling.  We cannot predict the outcome of the new public comment period or whether any lawsuits will be filed against any other Medicaid demonstration waivers that have been granted by CMS.

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

Proposed Budget and Federal Health Spending

On February 12, 2018, President Trump released his proposed budget for FFY 2019 (the “Proposed Budget”). While the Proposed Budget does not contain any direct cuts to the Medicare program, it does contain a number of proposals that would reduce Medicare expenditures by approximately $494 billion over the next 10 years.  Among other things, the Proposed Budget would reduce Medicare coverage of bad debts, modify Medicare payments to hospitals for uncompensated care, reduce reimbursement for services provided at all hospital off-campus departments to the PFS rate, convert federal funding for the Medicaid program to block grants or amounts that are subject to a per capita cap, and extend Medicaid DSH reductions through FFY 2028.  On September 28, 2018, President Trump signed legislation that increases discretionary federal health spending for FFY 2019 by $2.3 billion.  We cannot predict whether the Proposed Budget will be implemented in whole or in part in future years or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

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

bps.    Basis points.

Consolidated.    Consolidated information includes the results of our same-hospital operations, the results of Rockdale Medical Center (“Rockdale”) located in Conyers, Georgia, which was sold effective October 1, 2017 and the results of Mercy, Acadian and Minden, which were sold effective August 1, 2018.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 68 hospital campuses operated during both the three and nine months ended September 30, 2018 and 2017. Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended September 30, 2018 and 2017

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$1,557.0	100.0%	$1,576.0	100.0%

Salaries and benefits	761.1	48.9	748.5	47.5
Supplies	254.7	16.4	262.4	16.6
Other operating expenses, net	379.5	24.3	389.1	24.7
Depreciation and amortization	80.9	5.2	87.2	5.5
Interest expense, net	36.8	2.4	37.3	2.4
Other non-operating losses (gains), net	40.1	2.6	(3.7)	(0.2)
	1,553.1	99.8	1,520.8	96.5

Income before income taxes	3.9	0.2	55.2	3.5
(Benefit) provision for income taxes	(19.4)	(1.3)	25.3	1.6
Net income	23.3	1.5	29.9	1.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.0)	(0.1)	(2.4)	(0.2)
Net income attributable to LifePoint Health, Inc.	$22.3	1.4%	$27.5	1.7%

Revenues

The following table shows our key revenue and volume metrics for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Number of hospital campuses	68	72	(4)	(5.6)%
Revenues (in millions)	$1,557.0	$1,576.0	$(19.0)	(1.2)%
Admissions	63,118	66,199	(3,081)	(4.7)%
Equivalent admissions	170,801	177,475	(6,674)	(3.8)%
Revenues per equivalent admission	$9,116	$8,880	$236	2.6%
Medicare case mix index	1.51	1.51	-	-%
Average length of stay (days)	4.8	4.9	(0.1)	(2.0)%
Inpatient surgeries	16,990	18,294	(1,304)	(7.1)%
Outpatient surgeries	65,788	67,688	(1,900)	(2.8)%
Total surgeries	82,778	85,982	(3,204)	(3.7)%
Emergency room visits	377,356	415,119	(37,763)	(9.1)%
Outpatient factor	2.71	2.68	0.03	1.1%
Net revenue days outstanding (days)	48.4	53.4	(5.0)	(9.4)%

Same-hospital:
Number of hospital campuses	68	68	-	-%
Revenues (in millions)	$1,548.5	$1,516.3	$32.2	2.1%
Admissions	62,579	62,533	46	0.1%
Equivalent admissions	169,214	168,026	1,188	0.7%
Revenues per equivalent admission	$9,151	$9,024	$127	1.4%
Medicare case mix index	1.51	1.51	-	-%
Average length of stay (days)	4.8	5.0	(0.2)	(4.0)%
Inpatient surgeries	16,853	17,278	(425)	(2.5)%
Outpatient surgeries	65,269	64,798	471	0.7%
Total surgeries	82,122	82,076	46	0.1%
Emergency room visits	372,981	387,774	(14,793)	(3.8)%
Outpatient factor	2.70	2.69	0.01	0.4%
Net revenue days outstanding (days)	48.8	53.6	(4.8)	(9.0)%

For the three months ended September 30, 2018, our consolidated revenues decreased $19.0 million, or 1.2%, to $1,557.0 million compared to $1,576.0 million for the same period last year, primarily as a result of our recent divestitures,  while our same-hospital revenues increased $32.2 million, or 2.1%.    The increase in our same-hospital revenues consisted of a 0.7% increase in our same-hospital equivalent admissions and a 1.4% increase in our same-hospital revenues per equivalent admission for the three months ended September 30, 2018 compared to the same period last year.  Our same-hospital equivalent admissions were positively impacted by a slight increase in admissions and an increase in outpatient surgical volumes during the three months ended September 30, 2018 compared to the same period last year, partially offset by decreases in emergency room visits.  Our same-hospital revenues per equivalent admission were positively impacted by higher contracted rates from HMOs, PPOs and other private insurers during the three months ended September 30, 2018 compared to the same period last year.  These increases were partially offset by reductions in certain Medicaid supplemental payment programs and the impact of the prior year transfers of our home health and hospice service lines to IHHP.    When adjusted to exclude the impact of the prior year transfers of our home health and hospice service lines to IHHP, our same-hospital revenues increased $35.9 million, or 2.4% for the three months ended September 30, 2018 compared to the same period last year.

Our consolidated revenues by source and approximate percentages of revenues were as follows for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$579.4	37.2%	$601.6	38.2%
Medicaid	228.6	14.7	230.2	14.6
HMOs, PPOs and other private insurers	715.7	46.0	708.7	45.0
Self-pay	5.6	0.3	5.1	0.3
Other	24.4	1.6	26.0	1.6
Revenue from contracts with customers	1,553.7	99.8	1,571.6	99.7
Rental income	3.3	0.2	4.4	0.3
Revenues	$1,557.0	100.0%	$1,576.0	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$761.1	48.9%	$748.5	47.5%	$12.6	1.7%
Man-hours per equivalent admission	108	N/A	111	N/A	(3)	(2.7)%
Salaries and benefits per equivalent
admission	$4,456	N/A	$4,217	N/A	$239	5.7%

For the three months ended September 30, 2018, our salaries and benefits expense increased to $761.1 million, or 1.7%, compared to $748.5 million for the same period last year.  We recognized additional stock-based compensation expense of $21.6 million, $20.0 million net of income taxes, or $0.50 loss per diluted share, during the three months ended September 30, 2018, primarily related to the acceleration of the vesting of outstanding stock-based awards for our chief executive officer, as a result of his announced retirement, which we anticipate will occur upon successful completion of the Merger.  This increase was partially offset by decreases in salaries and benefits expenses as a result of our recent divestitures and productivity improvements at certain of our facilities and our health support center.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$254.7	16.4%	$262.4	16.6%	$(7.7)	(2.9)%
Supplies per equivalent admission	$1,491	N/A	$1,479	N/A	$12	0.8%

For the three months ended September 30, 2018, our supplies expense decreased to $254.7 million, or 2.9%, compared to $262.4 million for the same period last year, primarily as a result of our recent divestitures.

Other Operating Expenses, Net

The following table summarizes our other operating expenses for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Contract services	$115.6	7.4%	$123.2	7.8%	$(7.6)	(6.2)%
Professional fees	70.9	4.6	73.1	4.6	(2.2)	(2.9)%
Non-income taxes	43.1	2.8	44.3	2.8	(1.2)	(2.9)%
Repairs and maintenance	45.7	2.9	46.0	2.9	(0.3)	(0.6)%
Utilities	30.0	1.9	31.0	2.0	(1.0)	(3.4)%
Rents and leases	16.4	1.1	17.8	1.1	(1.4)	(6.9)%
Insurance	18.9	1.2	9.7	0.6	9.2	93.7%
Investment income	(6.7)	(0.4)	(4.0)	(0.3)	(2.7)	65.0%
EHR incentive income	-	-	(1.9)	(0.1)	1.9	(100.0)%
Other	45.6	2.8	49.9	3.3	(4.3)	(8.7)%
	$379.5	24.3%	$389.1	24.7%	$(9.6)	(2.5)%

For the three months ended September 30, 2018, our net other operating expenses decreased to $379.5 million, or 2.5%, compared to $389.1 million for the same period last year, primarily as a result of our recent divestitures and a decrease in contract services expenses due to system implementations at certain of our physician practices in the prior year.  These decreases  were partially offset by an increase in insurance expense and a decrease in EHR incentive income. We recognized higher expenses associated with our professional liability programs, including medical malpractice and workers compensation programs, during the three months ended September 30, 2018 compared to the same period last year.  Additionally, our EHR incentive income declined from $1.9 million in the prior year to zero as our incentive payments under this program substantially concluded in 2017.

Depreciation and Amortization

For the three months ended September 30, 2018, our depreciation and amortization expense decreased by $6.3 million, or 7.2%  to $80.9 million, or 5.2% of revenues, compared to $87.2 million, or 5.5% of revenues, for the same period last year.  Our depreciation and amortization expense decreased as a result of our recent divestitures, in addition to the impact of the impairment losses recognized in the fourth quarter of 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values.  These decreases were partially offset by increases in depreciation expense related to capital expenditure commitments associated with our hospital acquisitions.

Interest Expense, Net

Our interest expense decreased slightly by $0.5 million, or 1.4%, to $36.8 million for the three months ended September 30, 2018, compared to $37.3 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Losses (Gains), Net

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, during the three months ended September 30, 2018, we recognized impairment losses in the aggregate of $32.5 million, $23.0 million net of income taxes, or $0.58 loss per diluted share, in connection with our entry into a proposed settlement agreement outlining the terms of a definitive settlement agreement to terminate our lease of Teche and the finalization of our divestitures of Mercy, Acadian and Minden.    Additionally, during the three months ended September 30, 2018, we recognized merger-related expenses of $7.6 million, or $0.19 loss per diluted share,  primarily related to legal and transaction advisory services in connection with the Merger.

During the three months ended September 30, 2017, we recognized a net gain of $16.4 million, $8.4 million when adjusted for the impact of income taxes, or $0.20 earnings per diluted share, in connection with the transfer of certain home health agencies to IHHP.    Additionally, during the three months ended September 30, 2017, we recognized a net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, in connection with our entry into a definitive agreement to sell substantially all of the assets of Rockdale.

(Benefit) Provision for Income Taxes

During the three months ended September 30, 2018, we recorded a net benefit for income taxes of $19.4 million, compared to a provision for income taxes of $25.3 million for the same period last year.  During the three months ended September 30, 2018, certain of our affiliates changed the method of recognizing the tax deductibility of certain self-pay revenues. Since the method change applies to the tax year ended December 31, 2017, we remeasured our deferred tax assets by applying the Federal corporate income tax rate of 35%, prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the Federal corporate income tax rate from 35% to 21%.  Accordingly, as a result of the difference in the Federal corporate income tax rate, we recognized a deferred tax benefit of $23.6 million, or $0.59 earnings per diluted share, during the three months ended September 30, 2018.  Refer to Note 6 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of our (benefit) provision for income taxes for the three months ended September 30, 2018 and 2017.

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

The following table sets forth adjusted EBITDA for the three months ended September 30, 2018 and 2017 and reconciles adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Net income	$23.3	1.5%	$29.9	1.9%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.0)	(0.1)	(2.4)	(0.2)
Net income attributable to LifePoint Health, Inc.	22.3	1.4	27.5	1.7

Adjust: Depreciation and amortization	80.9	5.2	87.2	5.5
Interest expense, net	36.8	2.4	37.3	2.4
Other non-operating losses (gains), net	40.1	2.6	(3.7)	(0.2)
(Benefit) provision for income taxes	(19.4)	(1.3)	25.3	1.6
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	1.0	0.1	2.4	0.2
Adjusted EBITDA	$161.7	10.4%	$176.0	11.2%

For the Nine Months Ended September 30, 2018 and 2017

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$4,729.6	100.0%	$4,801.0	100.0%

Salaries and benefits	2,263.8	47.9	2,307.4	48.1
Supplies	776.7	16.4	793.8	16.5
Other operating expenses, net	1,151.9	24.3	1,136.0	23.7
Depreciation and amortization	243.9	5.3	264.0	5.5
Interest expense, net	110.8	2.3	112.3	2.3
Other non-operating losses (gains), net	109.6	2.3	(34.1)	(0.7)
	4,656.7	98.5	4,579.4	95.4

Income before income taxes	72.9	1.5	221.6	4.6
Provision for income taxes	0.1	-	81.7	1.7
Net income	72.8	1.5	139.9	2.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(6.9)	(0.1)	(10.0)	(0.2)
Net income attributable to LifePoint Health, Inc.	$65.9	1.4%	$129.9	2.7%

Revenues

The following table shows our key revenue and volume metrics for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Number of hospital campuses	68	72	(4)	(5.6)%
Revenues (in millions)	$4,729.6	$4,801.0	$(71.4)	(1.5)%
Admissions	193,268	202,215	(8,947)	(4.4)%
Equivalent admissions	516,219	535,061	(18,842)	(3.5)%
Revenues per equivalent admission	$9,162	$8,973	$189	2.0%
Medicare case mix index	1.53	1.50	0.03	2.0%
Average length of stay (days)	4.8	5.0	(0.2)	(4.0)%
Inpatient surgeries	51,208	54,441	(3,233)	(5.9)%
Outpatient surgeries	201,525	206,095	(4,570)	(2.2)%
Total surgeries	252,733	260,536	(7,803)	(3.0)%
Emergency room visits	1,155,839	1,254,092	(98,253)	(7.8)%
Outpatient factor	2.67	2.65	0.02	0.8%
Net revenue days outstanding (days)	48.4	53.4	(5.0)	(9.4)%

Same-hospital:
Number of hospital campuses	68	68	-	-%
Revenues (in millions)	$4,668.0	$4,621.0	$47.0	1.0%
Admissions	189,481	191,182	(1,701)	(0.9)%
Equivalent admissions	504,967	506,823	(1,856)	(0.4)%
Revenues per equivalent admission	$9,244	$9,118	$126	1.4%
Medicare case mix index	1.53	1.50	0.03	2.0%
Average length of stay (days)	4.9	5.0	(0.1)	(2.0)%
Inpatient surgeries	50,226	51,435	(1,209)	(2.4)%
Outpatient surgeries	197,840	196,974	866	0.4%
Total surgeries	248,066	248,409	(343)	(0.1)%
Emergency room visits	1,124,445	1,171,607	(47,162)	(4.0)%
Outpatient factor	2.67	2.65	0.02	0.8%
Net revenue days outstanding (days)	48.8	53.6	(4.8)	(9.0)%

For the nine months ended September 30, 2018, our consolidated revenues decreased $71.4 million, or 1.5%, to $4,729.6 million compared to $4,801.0 million for the same period last year, primarily as a result of our recent divestitures,  while our same-hospital revenues increased  $47.0 million, or 1.0%. The increase in our same-hospital revenues was comprised of a 1.4% increase in our same-hospital revenues per equivalent admission, partially offset by a 0.4% decrease in our same-hospital equivalent admissions for the nine months ended September 30, 2018 compared to the same period last year.  Our same-hospital equivalent admissions were negatively impacted by decreases in admissions and emergency room visits.    Our same-hospital revenues per equivalent admission were positively impacted by the recognition of one additional quarter of revenue associated with the Medicare dependent and low volume hospital programs, higher contracted rates from HMOs, PPOs and other private insurers, and an increase in the overall acuity of the services provided during the nine months ended September 30, 2018 compared to the same period last year.  These increases were partially offset by reductions in certain Medicaid supplemental payment programs and the impact of the prior year transfers of our home health and hospice service lines to IHHP.  When adjusted to exclude the impact of the prior year transfers of our home health and hospice service lines to IHHP, our same-hospital revenues increased $63.3 million, or 1.4% for the nine months ended September 30, 2018 compared to the same period last year.

Our consolidated revenues by source and approximate percentages of revenues were as follows for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,764.6	37.3%	$1,826.8	38.0%
Medicaid	668.0	14.1	702.9	14.6
HMOs, PPOs and other private insurers	2,190.8	46.3	2,163.1	45.1
Self-pay	18.4	0.4	17.1	0.4
Other	77.7	1.7	77.6	1.6
Revenue from contracts with customers	4,719.5	99.8	4,787.5	99.7
Rental income	10.1	0.2	13.5	0.3
Revenues	$4,729.6	100.0%	$4,801.0	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$2,263.8	47.9%	$2,307.4	48.1%	$(43.6)	(1.9)%
Man-hours per equivalent admission	109	N/A	112	N/A	(3)	(2.7)%
Salaries and benefits per equivalent
admission	$4,385	N/A	$4,312	N/A	$73	1.7%

For the nine months ended September 30, 2018, our salaries and benefits expense decreased to $2,263.8 million, or 1.9%, compared to $2,307.4 million for the same period last year.  This decrease was primarily a result of our recent divestitures, in addition to labor costs associated with home health and hospice service lines transferred to IHHP.  Additionally, our salaries and benefits decreased as a result of outsourcing certain hospital-based departments in certain of our markets that were historically insourced and are now included in other operating expenses, in addition to productivity improvements at certain of our facilities and our health support center.    These decreases were partially offset by the recognition of additional stock-based compensation expense of $21.6 million, $20.0 million net of income taxes, or $0.50 loss per diluted share, during the nine months ended September 30, 2018, primarily related to the acceleration of the vesting of outstanding stock-based awards for our chief executive officer, as a result of his announced retirement, which we anticipate will occur upon successful completion of the Merger.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$776.7	16.4%	$793.8	16.5%	$(17.1)	(2.1)%
Supplies per equivalent admission	$1,505	N/A	$1,484	N/A	$21	1.4%

For the nine months ended September 30, 2018, our supplies expense decreased to $776.7 million, or 2.1%, compared to $793.8 million for the same period last year, primarily as a result of our recent divestitures.    This decrease was partially offset by an increase in our supplies expenses as a result of growth in certain higher acuity service lines as evidenced by a 1.4% increase in our supplies per equivalent admission for the nine months ended September 30, 2018 compared to the same period last year.

Other Operating Expenses, Net

The following table summarizes our other operating expenses for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2018	Revenues	2017	Revenues	(Decrease)	(Decrease)
Contract services	$357.6	7.6%	$356.4	7.4%	$1.2	0.3%
Professional fees	218.2	4.6	215.9	4.5	2.3	1.1%
Non-income taxes	136.7	2.9	138.5	2.9	(1.8)	(1.3)%
Repairs and maintenance	137.2	2.9	140.5	2.9	(3.3)	(2.3)%
Utilities	85.0	1.8	87.0	1.8	(2.0)	(2.3)%
Rents and leases	49.8	1.1	52.4	1.1	(2.6)	(4.8)%
Insurance	48.1	1.0	31.0	0.6	17.1	55.0%
Investment income	(19.1)	(0.4)	(23.4)	(0.5)	4.3	(18.4)%
EHR incentive income	-	-	(9.4)	(0.2)	9.4	(100.0)%
Other	138.4	2.8	147.1	3.2	(8.7)	(5.9)%
	$1,151.9	24.3%	$1,136.0	23.7%	$15.9	1.4%

For the nine months ended September 30, 2018, our net other operating expenses increased to $1,151.9 million, or 1.4%, compared to $1,136.0 million for the same period last year, primarily as a result of increases in insurance expenses and contract services and decreases in EHR incentive income,  partially offset by decreases as a result of our recent divestitures.  We recognized higher expenses associated with our professional liability programs, including medical malpractice and workers compensation programs, during the nine months ended September 30, 2018 compared to the same period last year.  Additionally, our contract services expenses increased as a result of outsourcing certain hospital-based departments in certain of our markets that were historically insourced and previously included in salaries and benefits expenses.  Lastly,  our EHR incentive income declined from $9.4 million in the prior year to zero as our incentive payments under this program substantially concluded in 2017.

Depreciation and Amortization

For the nine months ended September 30, 2018, our depreciation and amortization expense decreased by $20.1 million, or 7.6%  to $243.9 million, or 5.3% of revenues, compared to $264.0 million, or 5.5% of revenues, for the same period last year.  Our depreciation and amortization expense decreased as a result of our recent divestitures, in addition to the impact of the impairment losses recognized in the fourth quarter of 2017 to adjust the carrying amounts of certain long-lived assets at two of our hospitals to their estimated fair values.  These decreases were partially offset by increases in depreciation expense related to capital expenditure commitments associated with our hospital acquisitions.

Interest Expense, Net

Our interest expense decreased by  $1.5 million, or 1.3%, to $110.8 million for the nine months ended September 30, 2018, compared to $112.3 million for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” included elsewhere in this report.

Other Non-Operating Losses (Gains), Net

As more fully discussed in Note 5 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, during the nine months ended September 30, 2018, we recognized impairment losses in the aggregate of $106.8 million, $80.7 million net of income taxes, or $2.04 loss per diluted share, primarily in connection with our divestitures of Mercy, Acadian and Minden and our entry into a  proposed settlement agreement outlining the terms of a definitive settlement agreement to terminate our lease of Teche.   Additionally, during the nine months ended September 30, 2018, we recognized merger-related expenses of $7.6 million, or $0.19 loss per diluted share,  primarily related to legal and transaction advisory services in connection with the Merger.  Lastly, during the nine months ended September 30, 2018, we recognized net gains in the aggregate of $4.8 million, $3.6 million net of income taxes, or $0.09 earnings per diluted share, in connection with the sale of an ancillary rehabilitation facility at one of our hospital campuses and the transfer of one home health agency to IHHP in a fourth and final phase of the process.

During the nine months ended September 30, 2017, we recognized net gains in the aggregate of approximately $46.8 million, $25.3 million net of income taxes, or $0.62 earnings per diluted share, in connection with the settlement of a contingent liability previously established in connection with a prior hospital acquisition and the transfer of certain home health agencies and hospices to IHHP.    Additionally, during the nine months ended September 30, 2017, we recognized a net impairment loss of $12.7 million, $13.4 million when adjusted for the impact of income taxes, or $0.33 loss per diluted share, in connection with our entry into a definitive agreement to sell substantially all of the assets of Rockdale.

Provision for Income Taxes

During the nine months ended September 30, 2018, we recorded a provision for income taxes of $0.1 million, compared to $81.7 million for the same period last year.  During the nine months ended September 30, 2018, certain of our affiliates changed the method of recognizing the tax deductibility of certain self-pay revenues. Since the method change applies to the tax year ended December 31, 2017, we remeasured our deferred tax assets by applying the Federal corporate income tax rate of 35%, prior to the enactment of the Tax Act, which reduced the Federal corporate income tax rate from 35% to 21%.  Accordingly, as a result of the difference in the Federal corporate income tax rate, we recognized a deferred tax benefit of $23.6 million, or $0.59 earnings per diluted share, during the nine months ended September 30, 2018.  Refer to Note 6 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of our provision for income taxes for the nine months ended September 30, 2018 and 2017.

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

The following table sets forth adjusted EBITDA for the nine months ended September 30, 2018 and 2017 and reconciles adjusted EBITDA to net income, the most comparable GAAP measure (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
		% of		% of
	Amount	Revenues	Amount	Revenues
Net income	$72.8	1.5%	$139.9	2.9%
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(6.9)	(0.1)	(10.0)	(0.2)
Net income attributable to LifePoint Health, Inc.	65.9	1.4	129.9	2.7

Add: Depreciation and amortization	243.9	5.3	264.0	5.5
Interest expense, net	110.8	2.3	112.3	2.3
Other non-operating losses (gains), net	109.6	2.3	(34.1)	(0.7)
Provision for income taxes	0.1	-	81.7	1.7
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	6.9	0.1	10.0	0.2
Adjusted EBITDA	$537.2	11.4%	$563.8	11.7%

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on June 10, 2021. The Senior Credit Agreement provides for a $700.0 million senior secured term loan facility (the “Term Facility”) and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”).  During the nine months ended September 30, 2018, we borrowed and subsequently repaid $125.0 million under the Revolving Facility for general corporate purposes.    We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2018 and 2017  (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$162.9	$91.1	$398.3	$293.4
Less: Purchases of property and equipment	(105.6)	(108.5)	(243.2)	(266.2)
Free operating cash flow	57.3	(17.4)	155.1	27.2
Proceeds from sale of businesses	8.9	95.1	10.4	110.0
Proceeds from borrowings	-	25.0	125.0	165.0
Payments of borrowings	(44.3)	(29.3)	(138.1)	(178.1)
Repurchases of common stock	-	(35.0)	(42.9)	(61.4)
Redemption of noncontrolling interests and redeemable
noncontrolling interests, net of sales	(0.1)	(0.4)	(34.8)	(0.6)
Distributions to noncontrolling interests and
redeemable noncontrolling interests	(1.9)	(2.4)	(18.2)	(7.2)
Proceeds from exercise of stock options	0.2	0.4	1.9	15.7
Other	(3.8)	(1.2)	(10.3)	(1.0)
Net change in cash and cash equivalents	$16.3	$34.8	$48.1	$69.6

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

Our cash flows provided by operating activities for the three months ended September 30, 2018 compared to the same period last year were positively impacted by higher net income, when adjusted to exclude certain non-operational adjustments, and decreases in the amount and differences in the timing of cash payments for income taxes and self-insurance claims. Our cash flows provided by operating activities for the nine months ended September 30, 2018 compared to the same period last year were positively impacted by higher net income, when adjusted to exclude certain non-operational adjustments, and decreases in the amount of cash payments for income taxes, partially offset by increases in the amount and differences in the timing of cash payments for accrued expenses.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Routine capital	$30.9	2.0%	$25.7	1.6%	$65.3	1.4%	$58.5	1.2%
Growth capital	53.8	3.5	68.6	4.4	127.4	2.7	167.7	3.5
Information systems	20.9	1.3	14.2	0.9	50.5	1.0	40.0	0.8
	$105.6	6.8%	$108.5	6.9%	$243.2	5.1%	$266.2	5.5%

Depreciation expense	$80.5		$86.9		$242.6		$262.6

Ratio of capital expenditures to
depreciation expense	131.2%		124.9%		100.2%		101.4%

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

We expect total capital expenditures to be in a range of $450.0 million and $475.0 million for 2018,  primarily as a result of ongoing capital commitments in connection with several of our acquired facilities.  Refer to “Liquidity and Capital Resources Outlook” for further information regarding our long-term capital expenditure commitments.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the nine months ended September 30, 2018 is as follows (dollars in millions):

				Amortization of
	December 31,	Proceeds from	Payments of	Debt Issuance Costs	New Capital	September 30,
	2017	Borrowings	Borrowings	and Premium	Leases	2018
Senior Credit Agreement:
Term Facility	$673.8	$-	$(13.1)	$-	$-	$660.7
Revolving Facility	-	125.0	(125.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-	-		1,100.0
5.875% Senior Notes	500.0	-	-	-	-	500.0
5.375% Senior Notes	500.0	-	-	-	-	500.0
Unamortized debt issuance						-
costs and premium	(18.6)	-	-	2.9	-	(15.7)
Capital leases and financing						-
obligations	144.5	-	(3.6)	-	1.1	142.0
	$2,899.7	$125.0	$(141.7)	$2.9	$1.1	$2,887.0

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
Current portion of long-term debt	$27.2	$22.3	$4.9
Long-term debt, net	2,859.8	2,877.4	(17.6)
Unamortized debt issuance costs and premium	15.7	18.6	(2.9)
Total debt, excluding unamortized debt issuance costs and premium	2,902.7	2,918.3	(15.6)
Total LifePoint Health, Inc. stockholders' equity	2,294.4	2,242.5	51.9
Total capitalization	$5,197.1	$5,160.8	$36.3
Total debt to total capitalization	55.9%	56.5%	(60)	bps

Percentage of total debt:
Fixed rate debt	77.2%	76.9%
Variable rate debt	22.8	23.1
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2018, we had $25.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During the nine months ended September 30, 2018, we borrowed and subsequently repaid $125.0 million under the Revolving Facility for general corporate purposes.    Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $574.2 million as of September 30, 2018.

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

Interest Rates; Leverage Covenant

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of September 30, 2018, the applicable annual interest rate under the Term Facility was 4.00%, which was based on the 30-day adjusted LIBOR of 2.25% plus the applicable margin.

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through September 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of September 30, 2018.

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

Liquidity and Capital Resources Outlook

We expect total capital expenditures to be in a range of $450.0 million and $475.0 million for 2018,  primarily as a result of ongoing capital commitments in connection with several of our acquired facilities.    As part of our current acquisition strategy, we expect capital expenditure commitments to be a component of future acquisitions.  At September 30, 2018, we estimated our total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,173.9 million, which generally have remaining terms of three to seven years.

At  September 30, 2018, we had uncompleted projects with an estimated additional cost to complete of approximately $299.8 million. The estimated timeframe for completion of these projects generally ranges from less than one year up to three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2018,  there were no material changes in our contractual obligations as presented in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had $25.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2018, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,902.7 million, 22.8%, or $660.7 million, of which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of September 30, 2018 was 100 basis points higher during the nine months ended September 30, 2018, our net income would have decreased by approximately $3.8 million, or $0.10 loss per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2018. As a result, the interest rate market risk implicit in these investments at September 30, 2018, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain identified overpayments from, governmental payers. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $11,181 to $22,363 for each separate false claim, subject to annual adjustment for inflation.

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

On September 7, 2018, a purported stockholder of LifePoint filed a putative class action complaint in the United States District Court for the District of Delaware challenging the Merger. The case, captioned Wolf v. LifePoint Health, Inc., et al., Case No. 18-cv-01397-UNA, names us and the members of our Board of Directors as the defendants. The complaint, among other things, alleges that we omitted from our proxy statement certain material information in violation of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. The complaint seeks, among other things, class action certification, injunctive relief prohibiting the consummation of the Merger, a declaration that the defendants have violated the Exchange Act and Rule 14a-9, an order directing the filing of a non-deficient proxy statement and an award of attorneys’ fees. We believe that the action lacks merit and intend to defend vigorously against this action.

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

There can be no assurance that the Merger will be consummated. The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) receipt of certain regulatory approvals, including the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on September 4, 2018), (iii) the absence of any statute, regulation, ruling or injunction of any governmental entity, or any other order, prohibiting or enjoining consummation of the Merger and (iv) other customary closing conditions. There can be no assurance that these and the other conditions to closing will be satisfied in a timely manner or at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors authorizes, from time to time, plans for the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. We repurchased approximately 0.8 million and 0.9 million shares for an aggregate purchase price, including commissions, of $40.0 million and $55.4 million at an average purchase price of $48.35 and $60.31 per share during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, we had remaining authority to repurchase $190.0 million in shares through April 24, 2019 in accordance with a  repurchase plan approved by our Board of Directors on October 24, 2017. We are not obligated to repurchase any specific number of shares under our repurchase plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the nine months ended September 30, 2018 and 2017  for aggregate purchase prices of approximately $2.9 million and $6.0 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2018:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares That
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Plan
	Purchased	per Share	Announced Plan	(In millions)
July 1, 2018 to July 31, 2018	-	$-	-	$190.0
August 1, 2018 to August 31, 2018	-	$-	-	$190.0
September 1, 2018 to September 30, 2018 (a)	563	$64.55	-	$190.0
Total	563	$64.55	-	$190.0

_____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our stockholder-approved Amended and Restated 2013 Long-Term Incentive Plan.

Item 6.  Exhibits

Exhibit Number		Description of Exhibits
2.1	-

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

Sixth Extension to Computer and Data Processing Agreement, dated July 30, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.2

Seventh Extension to Computer and Data Processing Agreement, dated August 31, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

10.3

Eighth Extension to Computer and Data Processing Agreement, dated September 30, 2018, by and between HCA-Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).

31.1		Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

___________________

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

Date: October 26, 2018